Form 10-Q
period 2024-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2024-08-14
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 9, 2024, there were 148,516,246 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate:
Land	$244,243	$268,715
Buildings and improvements	2,176,453	2,209,503
Tenant origination and absorption costs	27,713	34,574
Total real estate held for investment, cost	2,448,409	2,512,792
Less accumulated depreciation and amortization	(742,947)	(701,661)
Total real estate held for investment, net	1,705,462	1,811,131
Real estate held for sale, net	—	28,347
Total real estate, net	1,705,462	1,839,478
Real estate equity securities	27,779	51,802
Total real estate and real estate-related investments, net	1,733,241	1,891,280
Cash and cash equivalents	42,213	36,836
Restricted cash	11,379	14,086
Rents and other receivables, net	101,371	96,056
Above-market leases, net	154	189
Assets related to real estate held for sale, net	—	4,635
Prepaid expenses and other assets	97,466	96,303
Total assets	$1,985,824	$2,139,385
Liabilities and equity
Notes payable:
Notes payable, net	$1,589,047	$1,689,719
Notes payable related to real estate held for sale, net	—	46,177
Notes payable, net	1,589,047	1,735,896
Accounts payable and accrued liabilities	39,378	49,646
Due to affiliate	18,842	17,408
Below-market leases, net	773	1,069
Liabilities related to real estate held for sale, net	—	515
Other liabilities	61,419	67,439
Total liabilities	1,709,459	1,871,973
Commitments and contingencies (Note 12)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,299
Cumulative distributions in excess of net income	(1,038,417)	(1,047,372)
Total stockholders’ equity	276,365	267,412
Total liabilities and equity	$1,985,824	$2,139,385

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$64,681	$62,073	$130,038	$131,370
Dividend income from real estate equity securities	—	—	540	6,540
Other operating income	4,715	4,757	9,046	9,109
Total revenues	69,396	66,830	139,624	147,019
Expenses:
Operating, maintenance and management	17,698	18,288	35,101	35,939
Real estate taxes and insurance	12,117	12,733	25,071	27,452
Asset management fees to affiliate	4,877	5,185	9,820	10,274
General and administrative expenses	2,372	1,545	7,863	3,136
Depreciation and amortization	28,486	28,612	56,020	57,109
Interest expense	33,209	29,348	65,661	56,078
Net gain on derivative instruments	(4,903)	(26,968)	(21,055)	(19,930)
Impairment charges on real estate	—	18,471	—	45,459
Total expenses	93,856	87,214	178,481	215,517
Other income (loss):
Unrealized loss on real estate equity securities	(4,511)	(23,742)	(24,023)	(42,089)
Gain from extinguishment of debt	—	—	56,372	—
Gain on sale of real estate, net	—	—	14,781	—
Other interest income	352	68	682	110
Total other (loss) income, net	(4,159)	(23,674)	47,812	(41,979)
Net (loss) income	$(28,619)	$(44,058)	$8,955	$(110,477)
Net (loss) income per common share, basic and diluted	$(0.19)	$(0.30)	$0.06	$(0.74)
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	148,867,178	148,516,246	148,657,257

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2024 and 2023 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2024	148,516,246	$1,485	$1,313,297	$(1,009,798)	$304,984
Net loss	—	—	—	(28,619)	(28,619)
Balance, June 30, 2024	148,516,246	$1,485	$1,313,297	$(1,038,417)	$276,365

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2023	148,510,996	$1,485	$1,275,818	$(939,137)	$338,166
Net loss	—	—	—	(44,058)	(44,058)
Issuance of common stock	773,838	8	6,609	—	6,617
Transfers to redeemable common stock	—	—	(2,837)	—	(2,837)
Redemptions of common stock	(419,949)	(4)	(3,776)	—	(3,780)
Distributions declared	—	—	—	(17,121)	(17,121)
Balance, June 30, 2023	148,864,885	$1,489	$1,275,814	$(1,000,316)	$276,987

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2024 and 2023 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2023	148,516,246	$1,485	$1,313,299	$(1,047,372)	$267,412
Net income	—	—	—	8,955	8,955
Other offering costs	—	—	(2)	—	(2)
Balance, June 30, 2024	148,516,246	$1,485	$1,313,297	$(1,038,417)	$276,365

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668
Net loss	—	—	—	(110,477)	(110,477)
Issuance of common stock	1,644,865	16	14,049	—	14,065
Transfers to redeemable common stock	—	—	(7,364)	—	(7,364)
Redemptions of common stock	(744,934)	(7)	(6,698)	—	(6,705)
Distributions declared	—	—	—	(34,194)	(34,194)
Other offering costs	—	—	(6)	—	(6)
Balance, June 30, 2023	148,864,885	$1,489	$1,275,814	$(1,000,316)	$276,987

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$8,955	$(110,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,020	57,109
Impairment charges on real estate	—	45,459
Unrealized loss on real estate equity securities	24,023	42,089
Deferred rents	(5,696)	(2,275)
Amortization of above- and below-market leases, net	(261)	(410)
Amortization of deferred financing costs	5,954	2,069
Unrealized gain on derivative instruments	(7,501)	(5,619)
Gains related to swap terminations	(178)	—
Interest rate swap settlement for early terminated swaps	6,552	—
Gain from extinguishment of debt	(56,372)	—
Gain on sale of real estate	(14,781)	—
Interest rate swap settlements for off-market swap instruments	—	(5,096)
Changes in operating assets and liabilities:
Rents and other receivables	(2,819)	(1,606)
Due from affiliate	—	10
Prepaid expenses and other assets	(8,148)	(11,295)
Accounts payable and accrued liabilities	1,839	(6,765)
Due to affiliate	1,434	3,441
Other liabilities	(1,353)	5,068
Net cash provided by operating activities	7,668	11,702
Cash Flows from Investing Activities:
Improvements to real estate	(22,084)	(49,171)
Purchase of interest rate cap	—	(25)
Proceeds from sale of real estate, net	46,929	—
Net cash provided by (used in) investing activities	24,845	(49,196)
Cash Flows from Financing Activities:
Proceeds from notes payable	32,080	42,220
Principal payments on notes payable	(54,088)	(897)
Payments of deferred financing costs	(4,775)	(519)
Interest rate swap settlements for off-market swap instruments	—	4,873
Restricted cash surrendered from deed-in-lieu of foreclosure	(1,886)	—
Payments to redeem common stock	—	(6,705)
Payments of prepaid other offering costs	(1,172)	—
Payments of other offering costs	(2)	(6)
Distributions paid to common stockholders	—	(21,791)
Net cash (used in) provided by financing activities	(29,843)	17,175
Net increase (decrease) in cash, cash equivalents and restricted cash	2,670	(20,319)
Cash, cash equivalents and restricted cash, beginning of period	50,922	53,837
Cash, cash equivalents and restricted cash, end of period	$53,592	$33,518
Supplemental Disclosure of Cash Flow Information:
Interest paid	$45,484	$43,727
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage loan extinguished in connection with deed-in-lieu of foreclosure	$125,000	$—
Real estate transferred in connection with deed-in-lieu of foreclosure	$69,028	$—
Net liabilities transferred in connection with deed-in-lieu of foreclosure	$2,286	$—
Distributions payable	$—	$5,712
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$14,065
Accrued improvements to real estate	$5,189	$11,984
Accrued interest rate swap settlements related to off-market swap instruments	$—	$(938)

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2024, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2024, the Company owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
2. GOING CONCERN
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short-term extension options available upon the Company meeting certain debt covenants. Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $1.1 billion of notes payable maturing during the 12-month period from the issuance of these financial statements. In addition, the loan modification and extension agreement with the lenders under the Amended and Restated Portfolio Facility requires that the Company raise not less than $100.0 million in new equity, debt or a combination of both on or prior to October 15, 2024 and the failure to do so constitutes an immediate default under the facility. Considering the current commercial real estate lending environment, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company anticipates it may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, in addition to raising capital through new equity or debt, the Company may consider selling assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. The Company also may defer noncontractual expenditures. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to successfully refinance, restructure or extend certain of its debt instruments, raise capital or sell assets. As a result of the Company’s upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where the Company owns properties, reduction in the Company’s cash flows due to elevated interest rates and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
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
During the six months ended June 30, 2024, the Company sold an office property. As a result, certain assets and liabilities related to this property were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 was equal to net income (loss) for these respective periods.
Derivative Instruments
Cash Flow Classification of Derivative Settlements
The Company classifies proceeds received or amounts paid related to early terminations or settlements of its derivative instruments not designated as hedges for accounting purposes in cash flows from operating activities in the statement of cash flows. During the six months ended June 30, 2024, the Company terminated two interest rate swap agreements and received aggregate settlement proceeds of $6.6 million which was included in net cash flow provided by operating activities in the accompanying consolidated statement of cash flows.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2024 and 2023, respectively.
Distributions declared per common share were $0.115 and $0.230 in the aggregate for the three and six months ended June 30, 2023, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2023 through June 2023. For each monthly record date for distributions during the period from January 1, 2023 through June 30, 2023, distributions were calculated at a rate of $0.03833333 per share. No distributions were declared for the six months ended June 30, 2024.
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
June 30, 2024
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

4. REAL ESTATE
Real Estate Held for Investment
As of June 30, 2024, the Company’s real estate portfolio was composed of 14 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 6.9 million rentable square feet. As of June 30, 2024, the Company’s real estate portfolio was collectively 81.8% occupied. The following table summarizes the Company’s investments in real estate as of June 30, 2024 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$142,075	$(55,289)	$86,786
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	36,664	(13,172)	23,492
60 South Sixth	01/31/2013	Minneapolis	MN	Office	185,721	(61,658)	124,063
Preston Commons	06/19/2013	Dallas	TX	Office	145,881	(44,657)	101,224
Sterling Plaza	06/19/2013	Dallas	TX	Office	96,217	(32,774)	63,443
Accenture Tower	12/16/2013	Chicago	IL	Office	571,959	(172,629)	399,330
Ten Almaden	12/05/2014	San Jose	CA	Office	131,577	(43,041)	88,536
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	223,261	(69,704)	153,557
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	153,650	(47,157)	106,493
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	87,857	(15,418)	72,439
201 17th Street	06/23/2015	Atlanta	GA	Office	105,498	(35,763)	69,735
515 Congress	08/31/2015	Austin	TX	Office	137,188	(37,988)	99,200
The Almaden	09/23/2015	San Jose	CA	Office	192,853	(52,545)	140,308
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,992	(15,685)	45,307
Carillon	01/15/2016	Charlotte	NC	Office	177,016	(45,467)	131,549
					$2,448,409	$(742,947)	$1,705,462
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
As of June 30, 2024, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$399,330	20.1%	$37,348	$28.46	90.0%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2024, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 15.0 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.9 million and $10.0 million as of June 30, 2024 and December 31, 2023, respectively.
During the six months ended June 30, 2024 and 2023, the Company recognized deferred rent from tenants of $5.7 million and $2.3 million, respectively. As of June 30, 2024 and December 31, 2023, the cumulative deferred rent balance was $97.7 million and $91.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $18.2 million and $16.0 million of unamortized lease incentives as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2024 through December 31, 2024	$92,276
2025	181,112
2026	169,292
2027	146,493
2028	126,494
Thereafter	469,651
$1,185,318

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
As of June 30, 2024, the Company’s office and office/retail properties were leased to approximately 520 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	104	$34,426	18.1%
Legal Services	52	24,801	13.0%
		$59,227	31.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2024, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2024, the Company’s net investments in real estate in Illinois, California and Texas represented 20.1%, 19.3% and 17.7% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
The Company did not record any non-cash impairment charges during the three and six months ended June 30, 2024.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
Disposition Through Deed-in-Lieu of Foreclosure Transaction
During the six months ended June 30, 2024, the Company disposed of the 201 Spear Street property in connection with the Deed-in-Lieu Transaction. As of December 31, 2023, the 201 Spear Street property was held for non-sale disposition. The results of operations for 201 Spear Street are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes the revenue and expenses related to 201 Spear Street for the three and six months ended June 30, 2024 and 2023, respectively (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income (1)	$—	$(1,196)	$197	$2,956
Other operating income	—	131	9	249
Total revenues	$—	$(1,065)	$206	$3,205
Expenses
Operating, maintenance, and management	$—	$968	$52	$1,856
Real estate taxes and insurance	—	679	69	1,428
Asset management fees to affiliate	—	291	26	579
General and administrative expenses	—	16	22	56
Depreciation and amortization	—	956	—	2,211
Interest expense	—	2,173	419	4,105
Impairment charge	—	18,471	—	45,459
Total expenses	$—	$23,554	$588	$55,694
_____________________
(1) For the three and six months ended June 30, 2023, rental income includes a reserve for straight-line rent for a lease at 201 Spear Street.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
5. REAL ESTATE DISPOSITIONS
During the six months ended June 30, 2024, the Company sold one office property to a purchaser unaffiliated with the Company or the Advisor for $48.8 million, before third-party closing costs and disposition fees payable to the Advisor.
As of June 30, 2024, the Company did not have any real estate properties held for sale.
The results of operations for the office property sold during the six months ended June 30, 2024 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the office property sold for the three and six months ended June 30, 2024 and 2023, respectively (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$(31)	$1,351	$833	$2,685
Other operating income	—	19	6	35
Total revenues	$(31)	$1,370	$839	$2,720
Expenses
Operating, maintenance, and management	$(236)	$279	$98	$593
Real estate taxes and insurance	—	155	90	309
Asset management fees to affiliate	—	86	48	169
Depreciation and amortization	—	404	—	803
Total expenses	$(236)	$924	$236	$1,874

The following summary presents the major components of assets and liabilities to real estate held for sale as of December 31, 2023 (in thousands).

December 31, 2023
Real estate held for sale, net:
Total real estate, at cost	$40,187
Accumulated depreciation and amortization	(11,840)
Real estate held for sale, net	28,347
Other assets	4,635
Total assets related to real estate held for sale	$32,982
Liabilities related to real estate held for sale:
Notes payable related to real estate held for sale, net	$46,177
Other liabilities	515
Total liabilities related to real estate held for sale	$46,692

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of June 30, 2024 and December 31, 2023, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Cost	$27,713	$34,574	$873	$904	$(4,679)	$(7,216)
Accumulated Amortization	(20,095)	(25,450)	(719)	(715)	3,906	6,147
Net Amount	$7,618	$9,124	$154	$189	$(773)	$(1,069)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Amortization	$(717)	$(1,012)	$(17)	$(18)	$118	$228

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Amortization	$(1,506)	$(2,049)	$(35)	$(37)	$296	$447

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. As of June 30, 2024, REIT Properties III held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of June 30, 2024, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $27.8 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.117 per unit as of June 30, 2024.
During the six months ended June 30, 2024 and 2023, the Company recognized $0.5 million and $6.5 million of dividend income from its investment in the SREIT, respectively. During the three and six months ended June 30, 2024, the Company recorded an unrealized loss on real estate equity securities of $4.5 million and $24.0 million, respectively. During the three and six months ended June 30, 2023, the Company recorded an unrealized loss on real estate equity securities of $23.7 million and $42.1 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
8. NOTES PAYABLE
As of June 30, 2024 and December 31, 2023, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of June 30, 2024 (1)	Effective Interest Rate as of June 30, 2024 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$119,220	$119,870	7.45%	7.45%	Principal & Interest	02/01/2026
201 Spear Street Mortgage Loan (4)	—	125,000	(4)	(4)	(4)	(4)
Carillon Mortgage Loan (5)	88,812	94,400	One-month Term SOFR +1.50%	6.84%	Principal & Interest	04/11/2026
Modified Portfolio Revolving Loan Facility (6)	208,815	249,145	One-month Term SOFR + 3.00%	8.34%	Principal & Interest	03/01/2026
3001 & 3003 Washington Mortgage Loan	139,618	140,410	One-month Term SOFR + 0.10% + 1.45%	6.89%	Principal & Interest	09/01/2024
Accenture Tower Revolving Loan (7)	306,000	306,000	One-month Term SOFR + 2.35%	7.69%	Interest Only	11/02/2024
Credit Facility (8)	62,852	37,500	One-month Term SOFR + 2.20%	7.54%	Interest Only	07/31/2024
Amended and Restated Portfolio Loan Facility (9)	601,288	601,288	One-month BSBY (10) +1.80%	7.19%	Interest Only	08/06/2024
Park Place Village Mortgage Loan (11)	65,000	65,000	One-month Term SOFR + 1.95%	7.29%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,591,605	$1,738,613
Deferred financing costs, net	(2,558)	(2,717)
Total Notes Payable, net	$1,589,047	$1,735,896
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2024. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2024, consisting of the contractual interest rate and using interest rate indices as of June 30, 2024, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2024; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) Beginning January 1, 2024, the borrower under the Almaden Mortgage Loan is required to make a monthly principal payment in the amount of $130,000.
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
(5) On April 11, 2024, the borrower under the Carillon Mortgage Loan entered into a loan modification agreement (the “Carillon Second Modification Agreement”) with the lender and extended the maturity date of the Carillon Mortgage Loan to June 10, 2024. One 24-month extension option remained available from the original maturity date of April 11, 2024, subject to certain terms and conditions contained in the loan documents. In connection with the Carillon Second Modification Agreement, the borrowing capacity under the Carillon Mortgage Loan was reduced to $94.4 million. The revolving debt outstanding was converted to term debt and the remaining unadvanced portion of the commitment of $16.6 million was permanently cancelled pursuant to the Carillon Second Modification Agreement. In June 2024, the borrower exercised the 24-month extension option, which extended the maturity date of the Carillon Mortgage Loan to April 11, 2026. In connection with the extension, the borrower made a $5.6 million principal payment. Beginning June 1, 2024, the borrower under the Carillon Mortgage Loan is required to make a monthly principal payment in the amount of $112,000.
(6) See below, “– Recent Financing Transactions – Modified Portfolio Revolving Loan Facility.”
(7) As of June 30, 2024, the outstanding balance under the Accenture Tower Revolving Loan consisted of $229.5 million of term debt and $76.5 million of revolving debt. As of June 30, 2024, the Accenture Tower Revolving Loan has one 12-month extension option, subject to certain terms and conditions contained in the loan documents.
(8) See below, “– Recent Financing Transactions – Second Modification of Credit Facility” and Note 13, “Subsequent Events – Third Modification of Credit Facility.”
(9) See below, “– Recent Financing Transactions – Amended and Restated Portfolio Loan Facility” and Note 13, “Subsequent Events – Fifth Modification of the Amended and Restated Portfolio Loan Facility.”
(10) Bloomberg Short-Term Bank Yield Index (“BSBY”).
(11) As of June 30, 2024, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $1.1 billion of notes payable maturing over the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company anticipates it may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, in addition to raising capital through new equity or debt, the Company may consider selling assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. The Company also may defer noncontractual expenditures. Additionally, high interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern.”
During the three and six months ended June 30, 2024, the Company’s interest expense related to notes payable was $33.2 million and $65.7 million, respectively, and during the three and six months ended June 30, 2023, the Company’s interest expense related to notes payable was $29.3 million and $56.1 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $3.5 million and $6.0 million for the three and six months ended June 30, 2024, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, $9.8 million and $9.9 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2024 (in thousands):

July 1, 2024 through December 31, 2024	$1,113,084
2025	71,427
2026	407,094
2027	—
2028	—
Thereafter	—
$1,591,605

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
The Company’s notes payable contain financial debt covenants. As of June 30, 2024, the Company believes it was in compliance with these debt covenants. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of June 30, 2024, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility and the Amended and Restated Portfolio Loan Facility are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.
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
On February 6, 2024, the Amended and Restated Portfolio Loan Facility Borrowers entered into a fourth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Fourth Extension Agreement”). Pursuant to the Fourth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the Amended and Restated Portfolio Loan Facility to August 6, 2024. See Note 13, “ Subsequent Events – Fifth Modification of the Amended and Restated Portfolio Loan Facility,” for information regarding the Fifth Extension Agreement (defined below), which extended the maturity date of the Amended and Restated Portfolio Loan Facility to November 6, 2024.
Under the Fourth Extension Agreement, the Agent and the Portfolio Loan Lenders waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio as of the December 31, 2023, March 31, 2024 and June 30, 2024 test dates and waived the requirement for REIT Properties III as guarantor to satisfy a net worth covenant for the period between February 6, 2024 and August 6, 2024. See Note 13, “ Subsequent Events – Fifth Modification of the Amended and Restated Portfolio Loan Facility,” which also waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio as of the September 30, 2024 test date and waived the requirement for REIT Properties III as guarantor to satisfy a net worth covenant for the period between July 15, 2024 and November 6, 2024.
The Fourth Extension Agreement also includes, among other requirements, a requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both on or prior to July 15, 2024. See Note 13, “Subsequent Events – Fifth Modification of the Amended and Restated Portfolio Loan Facility,” which extended the capital raise date to October 15, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
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
Additionally, the Fourth Extension Agreement provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default under the following loans is delivered to REIT Properties III by U.S. Bank, National Association under (a) the Company’s Credit Facility, (b) the payment guaranty agreement of the Company’s Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of REIT Properties III where the demand made or amount guaranteed is greater than $5.0 million.
Pursuant to the Fourth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers also agreed to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $0.9 million, to deposit $5.0 million into the Cash Sweep Collateral Account (which will generally be used to fund capital expenditures and operating cash flow needs of the Portfolio Loan Properties), and to pay the Portfolio Loan Lenders an exit fee in the amount of $1.0 million, which is due on the earliest to occur of the maturity date, the repayment of the loan in full and the occurrence of a default under the loan.
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
June 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
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
June 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
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
On May 10, 2024, REIT Properties III entered into the second modification of credit agreement (the “Second Modification Agreement”) with the Credit Facility Agent and Credit Facility Lenders.
The Second Modification Agreement permanently reduced the aggregate commitment under the Credit Facility to $62.9 million, which was fully drawn as of June 30, 2024. The Second Modification Agreement also eliminates the revolving portion of the facility and converts the facility to a non-revolving term loan, such that no amounts repaid may be subsequently reborrowed.
Pursuant to the Second Modification Agreement, the Credit Facility Agent and Credit Facility Lenders waived the requirement for REIT Properties III to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through and including the maturity date.
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
The Second Modification Agreement also amended the maturity date of the loan to the earliest to occur of (i) July 31, 2024, (ii) the date on which the Company raises new equity, debt or a combination both in an amount equal to or not less than $100.0 million and (iii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated. See Note 13, “ Subsequent Events – Third Modification of Credit Facility,” for information regarding the third modification of the Credit Facility.
Additionally, the Second Modification Agreement provides that an event of default will occur under the Credit Facility upon the occurrence of an event of default under any credit facility for which REIT Properties III is a guarantor (other than non-recourse carveouts).
Finally, the Second Modification Agreement required the Company to cause the equity interests of the Company’s subsidiaries that own 515 Congress, 201 17th Street and Gateway Tech Center to be pledged to the Credit Facility Lenders as security for REIT Properties III’s obligations with respect to the following advances under the Credit Facility: $19.8 million that had been advanced under the Credit Facility as of the closing of the Second Modification Agreement and $5.6 million that was advanced under the Credit Facility for the sole purpose of remargining the Carillon Mortgage Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
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
As of June 30, 2024, the Company has entered into 14 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2024 and December 31, 2023. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2024		December 31, 2023			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2024
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	14	$1,100,000	16	$1,300,000	Fallback SOFR (2)/ Fixed at 1.08% - 1.28% One-month Term SOFR/ Fixed at 2.38% - 3.92%	3.1%	1.8
Interest rate cap (3)	—	$—	1	$125,000	(3)	(3)	(3)
_____________________
(1) In February 2024, the Company terminated two interest rate swap agreements and received aggregate settlement payments of $6.6 million.
(2) Upon cessation of one-month LIBOR on June 30, 2023, eight of the Company’s interest rate swaps which bore interest at one-month LIBOR were automatically converted to a fallback rate (“Fallback SOFR”) plus a 11.448 basis point adjustment. As of June 30, 2024, the Company had two remaining interest rate swaps which had been converted to Fallback SOFR, each with a maturity date of January 1, 2025.
(3) The interest rate cap expired in January 2024.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (dollars in thousands):

		June 30, 2024		December 31, 2023
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	14	$24,843	15	$23,891
Interest rate swaps	Other liabilities, at fair value	—	$—	1	$(175)
Interest rate cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
9. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Realized gain recognized on interest rate swaps	$(6,306)	$(7,675)	$(13,376)	$(14,311)
Unrealized loss (gain) on interest rate swaps (1)	1,403	(19,293)	(7,501)	(5,643)
Gains related to swap terminations	—	—	(178)	—
Unrealized loss on interest rate cap	—	—	—	24
Net gain on derivative instruments	$(4,903)	$(26,968)	$(21,055)	$(19,930)
_____________________
(1) For the three and six months ended June 30, 2023, unrealized gain on interest rate swaps included a $2.1 million and $4.6 million unrealized loss, respectively, related to the change in fair value of two off-market interest rate swaps (which expired on November 2, 2023) determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
Real estate equity securities: At June 30, 2024, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2024 and December 31, 2023, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2024			December 31, 2023
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,591,605	$1,589,047	$1,585,532	$1,738,613	$1,735,896	$1,679,259

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
As of June 30, 2024, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$27,779	$27,779	$—	$—
Asset derivatives - interest rate swaps	$24,843	$—	$24,843	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. The Company’s Dealer Manager Agreement with the Dealer Manager terminated on March 15, 2024 upon termination of the Company’s dividend reinvestment plan. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, and entitle the Advisor to reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) (liquidated May 2023) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) (liquidated August 2024).
As of January 1, 2023, the Company, together with KBS Growth & Income REIT, the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. At renewal in June 2023, due to its liquidation, KBS Growth & Income REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2024, the Company renewed its participation in the program, and the program is effective through June 30, 2025.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2024 and 2023, respectively, and any related amounts payable as of June 30, 2024 and December 31, 2023 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Expensed
Asset management fees (1)	$4,877	$5,185	$9,820	$10,274	$18,601	$16,992
Reimbursement of operating expenses (2)	64	115	182	194	241	416
Disposition fees (3)	—	—	414	—	—	—
	$4,941	$5,300	$10,416	$10,468	$18,842	$17,408
_____________________
(1) See below “–Asset Management Fees.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $39,000 and $64,000 for the three and six months ended June 30, 2024, respectively, and $31,000 and $56,000 for the three and six months ended June 30, 2023, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2024 and 2023. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see below, “–Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three and six months ended June 30, 2024 and 2023, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.
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
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023 when the Company had deposited $8.5 million in cash into such account. Following such time, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of June 30, 2024, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
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
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to June 30, 2024. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
As of June 30, 2024 and December 31, 2023, the Company had accrued $18.6 million and $17.0 million of asset management fees, respectively, of which $8.5 million were Deferred Asset Management Fees as of June 30, 2024 and December 31, 2023, and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of June 30, 2024 and December 31, 2023.
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
June 30, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
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
On August 12, 2024, the Lessor entered into a Second Amendment to Deed of Office Lease with the Lessee to extend the lease period commencing on September 1, 2024 and expiring on November 30, 2029, unless terminated earlier in accordance with certain terms and conditions contained therein (the “ Second Amended Lease”) and set the annual base rent during the extension period. The annualized base rent for the Second Amended Lease is approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Second Amended Lease is $53.75 per square foot.

During the three and six months ended June 30, 2024, the Company recognized $83,000 and $166,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2023, the Company recognized $82,000 and $165,000 of revenue related to this lease, respectively.
Prior to their approval of the lease, the Amended Lease and the Second Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
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
During the three and six months ended June 30, 2024 and 2023, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Fifth Modification of the Amended and Restated Portfolio Loan Facility
On July 15, 2024, the Company, through the Amended and Restated Portfolio Loan Facility Borrowers, entered into a fifth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Fifth Extension Agreement”). Pursuant to the Fifth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the facility to November 6, 2024. Additionally, pursuant to the Fifth Extension Agreement, the interest rate which was based on BSBY was replaced with SOFR. Effective August 1, 2024, the Amended and Restated Portfolio Loan Facility bears interest at one-month Term SOFR plus 180 basis points plus a SOFR margin adjustment of 10 basis points. The aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $601.3 million as of July 15, 2024.
Under the Fifth Extension Agreement, the Agent and the Portfolio Loan Lenders waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio as of the December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 test dates and waived the requirement for REIT Properties III, as guarantor, to satisfy a net worth covenant for the period between July 15, 2024 and November 6, 2024.
The Fifth Extension Agreement extended the timing for meeting certain milestones initially included in the Fourth Extension Agreement as described in (c) below and added additional milestones as described in (a) and (b) below:
(a)    On or prior to August 15, 2024, the Amended and Restated Portfolio Loan Facility Borrowers will have delivered to the Agent a fully executed term sheet detailing the terms upon which a third-party investor is willing to contribute new equity, debt or a combination of both, in an amount not less than $100,000,000 to the Company;
(b)     On or prior to September 16, 2024, the Amended and Restated Portfolio Loan Facility Borrowers will have delivered to the Agent an updated comprehensive cash flow analysis and plan for repayment of all indebtedness related to the Company and its direct and indirect subsidiaries; and
(c)    On or prior to October 15, 2024, not less than $100,000,000 in new equity, debt or a combination of both shall have been raised by the Company.
To the extent each milestone above is not met, it will constitute an immediate default under the Amended and Restated Portfolio Loan Facility, without any requirement of notice or opportunity to cure.
The Fifth Extension Agreement provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default is delivered to REIT Properties III by the lenders under the Company’s Almaden Mortgage Loan or the Company’s Park Place Village Mortgage Loan, in each case where the demand made or amount guaranteed is greater than $5.0 million.
Pursuant to the Fifth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers also agreed (a) to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $0.6 million, (b) to deposit an additional $5.0 million into the Cash Sweep Collateral Account (which will generally be used to fund capital expenditures and operating cash flow needs of the Portfolio Loan Properties), and (c) to pay the Agent certain fees, commissions and costs incurred by the Agent and its counsel in connection with the Fifth Extension Agreement. In addition, pursuant to the Fifth Extension Agreement, the Portfolio Loan Lenders agreed to extend the timing of the payment of the exit fee in the amount of $1.0 million due to the Portfolio Loan Lenders to the earliest to occur of the maturity date, the repayment of the loan in full and the occurrence of a default under the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2024
(unaudited)
13. SUBSEQUENT EVENTS (CONTINUED)
Third Modification of Credit Facility
On July 30, 2024, REIT Properties III entered into the third modification of the Credit Facility (the “Credit Facility Third Modification Agreement”) with the Credit Facility Agent and Credit Facility Lenders.
The Credit Facility Third Modification Agreement amends the maturity date of the loan to the earliest to occur of (i) November 6, 2024 and (ii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated.
Pursuant to the Credit Facility Third Modification Agreement, the Credit Facility Agent and Credit Facility Lenders waived the requirement for REIT Properties III to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through and including the maturity date.
Effective July 30, 2024, the Credit Facility bears interest at one-month Term SOFR plus 300 basis points.
The Credit Facility Third Modification Agreement includes a requirement to meet each of the following milestones:
(a)    On or prior to August 15, 2024, REIT Properties III will have delivered to the Credit Facility Agent a fully executed term sheet detailing the terms upon which a third-party investor is willing to contribute new equity, debt or a combination of both, in an amount not less than $100,000,000 to the Company;
(b)    On or prior to September 16, 2024, REIT Properties III will have delivered to the Credit Facility Agent an updated comprehensive cash flow analysis and plan for repayment of all indebtedness related to the Company and its direct and indirect subsidiaries; and
(c)    On or prior to October 15, 2024, not less than $100,000,000 in new equity, debt or a combination of both shall have been raised by the Company.
To the extent each milestone above is not met, it will constitute an immediate default under the Credit Facility, without any requirement of notice or opportunity to cure.
Finally, the Credit Facility Third Modification Agreement required the Company to cause the equity interests of the Company’s subsidiaries that own 515 Congress, 201 17th Street and Gateway Tech Center to be pledged to the Credit Facility Lenders as security for all of REIT Properties III’s obligations under the Credit Facility.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels in those markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow.
•As of August 14, 2024, we have $1.1 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, in addition to raising capital through new equity or debt, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. We also may defer noncontractual expenditures. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows due to elevated interest rates and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We have entered into loan modification and extension agreements with the lenders under the Amended and Restated Portfolio Facility, the outstanding principal balance of which is approximately $601.3 million. Among other requirements, the extension agreements require that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to October 15, 2024 and the failure to do so constitutes an immediate default under the facility. There can be no assurances as to our ability to raise such funds on a timely basis, if at all.
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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2024, we owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee considered the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office properties, the challenging interest rate environment and lack of activity in the debt markets, the limited availability in the debt markets for commercial real estate transactions in the office sector, and the lack of transaction volume in the U.S. office market for assets similar in size to those of ours, and on August 12, 2024, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Going Concern Considerations
The accompanying consolidated financial statements and condensed notes in this Quarterly Report have been prepared assuming we will continue as a going concern. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of high interest rates and persistent inflation (or the perception that any of these events may continue), as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.
Due to disruptions in the financial markets, it is difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. As of August 14, 2024, we have $1.1 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
On February 12, 2024, after running an interview process with several investment banks, we engaged Moelis & Company LLC, a global investment bank with expertise in real estate, capital raising and restructuring, to assist us in developing, evaluating and pursuing a comprehensive plan to maximize the value of our assets in a manner that would be beneficial to all of our stakeholders.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of August 14, 2024. We have entered into short-term extension and modification agreements for this facility, which has a current maturity date of November 6, 2024. Among other requirements, the extension and modification agreements require that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to October 15, 2024 and the failure to do so constitutes an immediate default under the facility. The extension and modification agreements also provide a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered to KBS REIT Properties III LLC, our indirect wholly owned subsidiary, by U.S. Bank, National Association following a default under the following loans (a) our Credit Facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC where the demand made or amount guaranteed is greater than $5.0 million. In addition, the loan modification and extension agreements provide a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default is delivered to KBS REIT Properties III LLC by the lenders under our Almaden Mortgage Loan or our Park Place Village Mortgage Loan, in each case where the demand made or amount guaranteed is greater than $5.0 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
There can be no assurances as to the certainty or timing of management’s plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to successfully refinance, restructure or extend certain of our debt instruments, our ability to raise new equity or debt and our ability to sell assets. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows due to elevated interest rates and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.
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

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Declines in rental rates, slower or potentially negative net absorption of leased space, increased rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties have decreased and could continue to decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), increased rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Increases in the cost of financing due to higher interest rates and higher market interest rate spreads has prevented us from refinancing debt obligations at terms as favorable as the terms of the debt we are refinancing and we expect this to continue with upcoming loan maturities. Further, increases in interest rates increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. The current challenging interest rate environment and lack of financing available in the current environment have had a downward impact on real estate values, especially for commercial office buildings, and these factors have significantly impacted the amount of transaction activity in the commercial real estate market and made valuing such assets increasingly difficult. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure in this challenging environment.

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
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of June 30, 2024, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of August 14, 2024, the aggregate value of our investment in the units of the SREIT was $41.5 million, which was based solely on the closing price of the units on the SGX-ST of $0.175 per unit as of August 14, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.705 per unit from our initial acquisition of SREIT units at $0.880 per unit on July 19, 2019.
As of June 30, 2024, we had mortgage debt obligations in the aggregate principal amount of $1.6 billion, with a weighted-average remaining term of 0.6 years. As of June 30, 2024, we had $1.1 billion of notes payable maturing during the 12 months ending June 30, 2025. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of issuance of these financial statements. As of June 30, 2024, our debt obligations consisted of $119.2 million of fixed rate notes payable and $1.5 billion of variable rate notes payable. As of June 30, 2024, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of August 14, 2024. We have entered into short-term extension and modification agreements for this facility, which has a current maturity date of November 6, 2024. Among other requirements, the extension and modification agreements require that we raise not less than $100.0 million in new equity, debt or a combination of both on or prior to October 15, 2024 and the failure to do so constitutes an immediate default under the facility. The extension and modification agreements also provide a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered to KBS REIT Properties III LLC, our indirect wholly owned subsidiary, by U.S. Bank, National Association following a default under the following loans (a) our Credit Facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC where the demand made or amount guaranteed is greater than $5.0 million. In addition, the loan modification and extension agreements provide a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default is delivered to KBS REIT Properties III LLC by the lenders under our Almaden Mortgage Loan or our Park Place Village Mortgage Loan, in each case where the demand made or amount guaranteed is greater than $5.0 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
There can be no assurances as to the certainty or timing of management’s plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to successfully refinance, restructure or extend certain of our debt instruments, our ability to raise new equity or debt and our ability to sell assets. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows due to elevated interest rates and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.
In addition, three of our debt facilities (representing $0.9 billion of our borrowings and 10 of our properties as of August 14, 2024) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts. However, such cash management accounts decrease our operating flexibility.
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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2024, our borrowings and other liabilities were approximately 57% of the cost (before deducting depreciation and other noncash reserves) and 60% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
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
We did not redeem any shares of our common stock during the six months ended June 30, 2024. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, we terminated our share redemption program on March 15, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2024 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the six months ended June 30, 2024 and 2023, net cash provided by operating activities was $7.7 million and $11.7 million, respectively. Net cash provided by operating activities was lower during the six months ended June 30, 2024 primarily as a result of higher interest expense, a decrease in dividend income received from the SREIT and an increase in legal fees and financial and advisory consulting fees related to our development and pursuit of our capital raising and debt restructuring plan, offset by the timing of payments and cash receipts.
Cash Flows from Investing Activities
Net cash provided by investing activities was $24.8 million for the six months ended June 30, 2024 due to $46.9 million of net proceeds from the sale of the McEwen Building, partially offset by $22.1 million used in improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities was $29.8 million and primarily consisted of the following:
•$26.8 million of net cash used in debt financing as a result of principal payments on notes payable of $54.1 million and payments of deferred financing costs of $4.8 million, partially offset by proceeds from notes payable of $32.1 million;
•$1.9 million of restricted cash surrendered in connection with the deed-in-lieu of foreclosure transaction related to 201 Spear Street; and
•$1.2 million of prepaid other offering costs.
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to June 30, 2024.
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
As of June 30, 2024, we had accrued $18.6 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also, included in accrued asset management fees as of June 30, 2024 is $8.5 million of restricted cash deposited into the Bonus Retention Fund. We had not made any payments to our advisor from the Bonus Retention Fund as of June 30, 2024.
Debt Obligations
The following is a summary of our debt obligations as of June 30, 2024 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Outstanding debt obligations (1)	$1,591,605	$1,113,084	$478,521	$—	$—
Interest payments on outstanding debt obligations (2)	73,058	32,972	40,086	—	—
Interest payments on interest rate swaps (3) (4)	—	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of June 30, 2024. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we anticipate we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. See the above discussion under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2024 (consisting of the contractual interest rate and using interest rate indices as of June 30, 2024, where applicable). We incurred interest expense related to notes payable of $59.7 million, excluding amortization of deferred financing costs totaling $6.0 million, during the six months ended June 30, 2024. We have continued to have discussions with our lenders regarding potential modifications to certain debt obligations, including the Amended and Restated Portfolio Loan Facility, the Credit Facility, 3001 & 3003 Washington Mortgage Loan and Accenture Tower Revolving Loan. Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, we expect lenders to demand higher interest rate spreads compared to the existing terms in our current loan agreements as was the case with the modification of the Modified Portfolio Revolving Loan Facility executed during the six months ended June 30, 2024.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of June 30, 2024. In the case where the swapped floating rate (Fallback SOFR or one-month Term SOFR) at June 30, 2024 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(4) We recognized net realized gains related to interest rate swaps of $13.4 million, excluding unrealized gains on derivative instruments of $7.5 million and gains related to swap terminations of $0.2 million, during the six months ended June 30, 2024.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of June 30, 2023, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Subsequent to June 30, 2023, we disposed of one office property in connection with a deed-in-lieu of foreclosure transaction and sold one office property. As a result, as of June 30, 2024, we owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three and six months ended June 30, 2024 and 2023 are not directly comparable. The following table provides summary information about our results of operations for the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

Comparison of the three months ended June 30, 2024 versus the three months ended June 30, 2023

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2024	2023
Rental income	$64,681	$62,073	$2,608	4%	$(186)	$2,794
Other operating income	4,715	4,757	(42)	(1)%	(150)	108
Operating, maintenance and management	17,698	18,288	(590)	(3)%	(1,483)	893
Real estate taxes and insurance	12,117	12,733	(616)	(5)%	(834)	218
Asset management fees to affiliate	4,877	5,185	(308)	(6)%	(377)	69
General and administrative expenses	2,372	1,545	827	54%	n/a	n/a
Depreciation and amortization	28,486	28,612	(126)	—%	(1,360)	1,234
Interest expense	33,209	29,348	3,861	13%	(2,173)	6,034
Net gain on derivative instruments	(4,903)	(26,968)	22,065	(82)%	—	22,065
Impairment charges on real estate	—	18,471	(18,471)	(100)%	(18,471)	—
Unrealized loss on real estate equity securities	(4,511)	(23,742)	19,231	(81)%	—	19,231
Other interest income	352	68	284	418%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 related to the dispositions of properties after April 1, 2023.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties increased from $62.1 million for the three months ended June 30, 2023 to $64.7 million for the three months ended June 30, 2024, primarily due to lease commencements, the reversal of previously reserved accounts receivable that are no longer doubtful of collection at properties held throughout both periods and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by the sale of a real property in February 2024. We expect rental income to decrease in future periods as a result of the disposition of these two properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Other operating income decreased slightly from $4.8 million for the three months ended June 30, 2023 to $4.7 million for the three months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an increase in parking revenues at properties held throughout both periods as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance and management costs decreased from $18.3 million for the three months ended June 30, 2023 to $17.7 million for the three months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an overall increase in repairs and maintenance costs and operating costs, including janitorial and utilities, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased from $12.7 million for the three months ended June 30, 2023 to $12.1 million for the three months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by the increased assessed property value of a real estate property held throughout both periods. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees with respect to our real estate investments decreased from $5.2 million for the three months ended June 30, 2023 to $4.9 million for the three months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of June 30, 2024, there were $18.6 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “– Liquidity and Capital Resources” herein.
General and administrative expenses increased from $1.5 million for the three months ended June 30, 2023 to $2.4 million for the three months ended June 30, 2024, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our capital raising and debt restructuring plan. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs. We expect general and administrative expenses to remain elevated in the future due to higher portfolio legal fees and consulting fees we expect to incur in 2024.
Depreciation and amortization decreased slightly from $28.6 million for the three months ended June 30, 2023 to $28.5 million for the three months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by the acceleration of amortization for an early lease termination and an increase in capital improvements as a result of lease commencements at a property held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense increased from $29.3 million for the three months ended June 30, 2023 to $33.2 million for the three months ended June 30, 2024. Included in interest expense was (i) $28.3 million and $29.7 million of interest expense payments for the three months ended June 30, 2023 and 2024, respectively, and (ii) the amortization of deferred financing costs of $1.0 million and $3.5 million for the three months ended June 30, 2023 and 2024, respectively. The increase in interest expense was primarily due to higher one-month BSBY and one-month Term SOFR during the three months ended June 30, 2024 and the impact on interest expense related to our variable rate debt, a higher fixed interest rate on the Almaden Mortgage Loan, which became effective in December 2023, additional revolver draws and recent loan modifications which have resulted in additional loan fees being amortized to interest expense in 2024, partially offset by less interest expense incurred as a result of the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase if interest rate spreads are higher when we refinance our existing loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We recorded net gain on derivative instruments of $4.9 million for the three months ended June 30, 2024. Included in net gain on derivative instruments was realized gain on interest rate swaps of $6.3 million and unrealized loss on interest rate swaps of $1.4 million for the three months ended June 30, 2024. We recorded net gain on derivative instruments of $27.0 million for the three months ended June 30, 2023. Included in net gain on derivative instruments was unrealized gain on interest rate swaps of $19.3 million and realized gain on interest rate swaps of $7.7 million. The change in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended June 30, 2024. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
We did not record any non-cash impairment charges during the three months ended June 30, 2024. During the three months ended June 30, 2023, we recorded non-cash impairment charges of $18.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. As a result, 201 Spear Street was valued at substantially less than the outstanding mortgage debt. Subsequent to June 30, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction with the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan.
During the three months ended June 30, 2024 and 2023, we recorded an unrealized loss on real estate equity securities of $4.5 million and $23.7 million, respectively, as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.

Comparison of the six months ended June 30, 2024 versus the six months ended June 30, 2023

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2024	2023
Rental income	$130,038	$131,370	$(1,332)	(1)%	$(4,611)	$3,279
Dividend income from real estate equity securities	540	6,540	(6,000)	(92)%	—	(6,000)
Other operating income	9,046	9,109	(63)	(1)%	(269)	206
Operating, maintenance and management	35,101	35,939	(838)	(2)%	(2,299)	1,461
Real estate taxes and insurance	25,071	27,452	(2,381)	(9)%	(1,578)	(803)
Asset management fees to affiliate	9,820	10,274	(454)	(4)%	(674)	220
General and administrative expenses	7,863	3,136	4,727	151%	n/a	n/a
Depreciation and amortization	56,020	57,109	(1,089)	(2)%	(3,014)	1,925
Interest expense	65,661	56,078	9,583	17%	(3,686)	13,269
Net gain on derivative instruments	(21,055)	(19,930)	(1,125)	6%	—	(1,125)
Impairment charges on real estate	—	45,459	(45,459)	(100)%	(45,459)	—
Unrealized loss on real estate equity securities	(24,023)	(42,089)	18,066	(43)%	—	18,066
Gain from extinguishment of debt	56,372	—	56,372	100%	56,372	—
Gain on sale of real estate, net	14,781	—	14,781	100%	14,781	—
Other interest income	682	110	572	520%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 related to the dispositions of properties after January 1, 2023.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 related to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income from our real estate properties decreased from $131.4 million for the six months ended June 30, 2023 to $130.0 million for the six months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by lease commencements and the reversal of previously reserved accounts receivable that are no longer doubtful of collection at properties held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of these two properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities decreased from $6.5 million for the six months ended June 30, 2023 to $0.5 million for the six months ended June 30, 2024 due to a decrease in the dividend rate per unit declared by the SREIT. We expect dividend income for our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.
Other operating income decreased slightly from $9.1 million for the six months ended June 30, 2023 to $9.0 million for the six months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an increase in parking revenues at properties held throughout both periods as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $35.9 million for the six months ended June 30, 2023 to $35.1 million for the six months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an overall increase in repairs and maintenance costs and operating costs, including janitorial and utilities, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased from $27.5 million for the six months ended June 30, 2023 to $25.1 million for the six months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024 and a decrease in real estate taxes as a result of property tax refunds received and successful property tax appeals related to properties held throughout both periods. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees decreased from $10.3 million for the six months ended June 30, 2023 to $9.8 million for the six months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an increase due to capital improvements at our real estate properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of June 30, 2024, there were $18.6 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “— Liquidity and Capital Resources” herein.
General and administrative expenses increased from $3.1 million for the six months ended June 30, 2023 to $7.9 million for the six months ended June 30, 2024, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our capital raising and debt restructuring plan. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs. We expect general and administrative expenses to remain elevated in the future due to higher portfolio legal fees and consulting fees we expect to incur in 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Depreciation and amortization decreased from $57.1 million for the six months ended June 30, 2023 to $56.0 million for the six months ended June 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by the acceleration of amortization for an early lease termination and an increase in capital improvements as a result of lease commencements at a property held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense increased from $56.1 million for the six months ended June 30, 2023 to $65.7 million for the six months ended June 30, 2024. Included in interest expense was (i) $54.0 million and $59.7 million of interest expense payments for the six months ended June 30, 2023 and 2024, respectively, and (ii) the amortization of deferred financing costs of $2.1 million and $6.0 million for the six months ended June 30, 2023 and 2024, respectively. The increase in interest expense was primarily due to higher one-month BSBY and one-month Term SOFR during the six months ended June 30, 2024 and the impact on interest expense related to our variable rate debt, a higher fixed interest rate on the Almaden Mortgage Loan, which became effective in December 2023, additional revolver draws and recent loan modifications which have resulted in additional loan fees being amortized to interest expense in 2024, partially offset by less interest expense incurred as a result of the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase if interest rate spreads are higher when we refinance our existing loans.
We recorded net gain on derivative instruments of $21.1 million for the six months ended June 30, 2024. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $13.4 million, (ii) unrealized gain on interest rate swaps of $7.5 million, and (iii) gains related to swap terminations of $0.2 million for the six months ended June 30, 2024. We recorded net gain on derivative instruments of $19.9 million for the six months ended June 30, 2023. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $14.3 million, (ii) unrealized gain on interest rate swaps of $5.6 million, and (iii) fair value loss on interest rate cap of $24,000 for the six months ended June 30, 2023. The change in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the six months ended June 30, 2024. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
We did not record any non-cash impairment charges during the six months ended June 30, 2024. During the six months ended June 30, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value. See discussion above under “— Comparison of the three months ended June 30, 2024 versus the three months ended June 30, 2023.”
During the six months ended June 30, 2024 and 2023, we recorded an unrealized loss on real estate equity securities of $24.0 million and $42.1 million, respectively, as a result of the decrease in the closing price of the units of the SREIT on the SGX-ST.
During the six months ended June 30, 2024, we recognized a gain on extinguishment of debt of $56.4 million in connection with the deed-in-lieu of foreclosure transaction related to the 201 Spear Street Mortgage Loan. The gain on extinguishment of debt related to the 201 Spear Street Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $128.7 million and the carrying value of the real estate property and other assets of approximately $72.3 million, at the time of the transfer of the 201 Spear Street property and other assets in satisfaction of the loan. We did not record any gain on extinguishment of debt during the six months ended June 30, 2023.
We recognized a gain on sale of real estate of $14.8 million during the six months ended June 30, 2024 related to the disposition of the McEwen Building in February 2024. We did not dispose of any real estate during the six months ended June 30, 2023.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2024 and 2023 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(28,619)	$(44,058)	$8,955	$(110,477)
Depreciation of real estate assets	23,805	23,996	47,301	48,043
Amortization of lease-related costs	4,681	4,616	8,719	9,066
Impairment charges on real estate	—	18,471	—	45,459
Unrealized loss on real estate equity securities	4,511	23,742	24,023	42,089
Gain on sale of real estate, net	—	—	(14,781)	—
FFO	4,378	26,767	74,217	34,180
Straight-line rent and amortization of above- and below-market leases, net	(2,309)	1,749	(5,957)	(2,685)
Gain from extinguishment of debt	—	—	(56,372)	—
Unrealized loss (gain) on derivative instruments	1,403	(19,293)	(7,501)	(5,619)
Gains related to swap terminations	—	—	(178)	—
MFFO	$3,472	$9,223	$4,209	$25,876

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
Fifth Modification of the Amended and Restated Portfolio Loan Facility
On July 15, 2024, we, through certain of our indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”), entered into a fifth loan modification and extension agreement (the “Fifth Extension Agreement”) with Bank of America, N.A., as administrative agent (the “Agent”) and the current lenders under the Amended and Restated Portfolio Loan Facility, which are Bank of America, N.A.; Wells Fargo Bank, National Association; U.S. Bank, National Association; Capital One, National Association; PNC Bank, National Association; Regions Bank; and Zions Bankcorporation, N.A., DBA California Bank & Trust (together, the “Portfolio Loan Lenders”). The Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center (the “Portfolio Loan Properties”).
Pursuant to the Fifth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the facility to November 6, 2024. Additionally, pursuant to the Fifth Extension Agreement, the interest rate which was based on BSBY was replaced with SOFR. Effective August 1, 2024, the Amended and Restated Portfolio Loan Facility bears interest at one-month Term SOFR plus 180 basis points plus a SOFR margin adjustment of 10 basis points. The aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $601.3 million as of July 15, 2024.
Under the Fifth Extension Agreement, the Agent and the Portfolio Loan Lenders waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio as of the December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 test dates and waived the requirement for KBS REIT Properties III LLC, as guarantor, to satisfy a net worth covenant for the period between July 15, 2024 and November 6, 2024.
The Fifth Extension Agreement extended the timing for meeting certain milestones initially included in the fourth extension agreement to the facility as described in (c) below and added additional milestones as described in (a) and (b) below:
(a)    On or prior to August 15, 2024, the Amended and Restated Portfolio Loan Facility Borrowers will have delivered to the Agent a fully executed term sheet detailing the terms upon which a third-party investor is willing to contribute new equity, debt or a combination of both, in an amount not less than $100,000,000 to us;
(b)     On or prior to September 16, 2024, the Amended and Restated Portfolio Loan Facility Borrowers will have delivered to the Agent an updated comprehensive cash flow analysis and plan for repayment of all indebtedness related to us and our direct and indirect subsidiaries; and
(c)    On or prior to October 15, 2024, not less than $100,000,000 in new equity, debt or a combination of both shall have been raised by us.
To the extent each milestone above is not met, it will constitute an immediate default under the Amended and Restated Portfolio Loan Facility, without any requirement of notice or opportunity to cure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Fifth Extension Agreement provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default is delivered to KBS REIT Properties III LLC by the lenders under our Almaden Mortgage Loan or our Park Place Village Mortgage Loan, in each case where the demand made or amount guaranteed is greater than $5.0 million.
Pursuant to the Fifth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers also agreed (a) to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $0.6 million, (b) to deposit an additional $5.0 million into the cash sweep collateral account (which will generally be used to fund capital expenditures and operating cash flow needs of the Portfolio Loan Properties), and (c) to pay the Agent certain fees, commissions and costs incurred by the Agent and its counsel in connection with the Fifth Extension Agreement. In addition, pursuant to the Fifth Extension Agreement, the Portfolio Loan Lenders agreed to extend the timing of the payment of the exit fee in the amount of $1.0 million due to the Portfolio Loan Lenders to the earliest to occur of the maturity date, the repayment of the loan in full and the occurrence of a default under the loan.
Third Modification of Credit Facility
On July 30, 2024, KBS REIT Properties III LLC entered into the third modification of the Credit Facility (the “Credit Facility Third Modification Agreement”) with U.S. Bank National Association, as administrative agent (the “Credit Facility Agent”). The current lenders under the Credit Facility are U.S. Bank National Association and Bank of America, N.A. (the “Credit Facility Lenders”).
The Credit Facility Third Modification Agreement amends the maturity date of the loan to the earliest to occur of (i) November 6, 2024 and (ii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated.
Pursuant to the Credit Facility Third Modification Agreement, the Credit Facility Agent and Credit Facility Lenders waived the requirement for KBS REIT Properties III LLC to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through and including the maturity date.
Effective July 30, 2024, the Credit Facility bears interest at one-month Term SOFR plus 300 basis points.
The Credit Facility Third Modification Agreement includes a requirement to meet each of the following milestones:
(a)    On or prior to August 15, 2024, KBS REIT Properties III LLC will have delivered to the Credit Facility Agent a fully executed term sheet detailing the terms upon which a third-party investor is willing to contribute new equity, debt or a combination of both, in an amount not less than $100,000,000 to us;
(b)    On or prior to September 16, 2024, KBS REIT Properties III LLC will have delivered to the Credit Facility Agent an updated comprehensive cash flow analysis and plan for repayment of all indebtedness related to us and our direct and indirect subsidiaries; and
(c)    On or prior to October 15, 2024, not less than $100,000,000 in new equity, debt or a combination of both shall have been raised by us.
To the extent each milestone above is not met, it will constitute an immediate default under the Credit Facility, without any requirement of notice or opportunity to cure.
Finally, the Credit Facility Third Modification Agreement required us to cause the equity interests of our subsidiaries that own 515 Congress, 201 17th Street and Gateway Tech Center to be pledged to the Credit Facility Lenders as security for all of KBS REIT Properties III LLC’s obligations under the Credit Facility.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2024, the fair value of our fixed rate debt was $118.9 million and the outstanding principal balance of our fixed rate debt was $119.2 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2024. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2024, we were exposed to market risks related to fluctuations in interest rates on $372.4 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of June 30, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2025, interest expense on our variable rate debt would increase or decrease by $3.7 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of June 30, 2024 were 7.5% and 5.7%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of June 30, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2024 where applicable.
We continue to have discussions with our lenders regarding potential modifications to certain debt obligations, including the Amended and Restated Portfolio Loan Facility, the Credit Facility, 3001 & 3003 Washington Mortgage Loan and Accenture Tower Revolving Loan. Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, we expect lenders to demand higher interest rate spreads compared to the existing terms in our current loan agreements as was the case with the modification of the Modified Portfolio Revolving Loan Facility executed during the six months ended June 30, 2024. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt. For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets” and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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
As of June 30, 2024, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of June 30, 2024, the aggregate value of our investment in the units of the SREIT was $27.8 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.117 per unit as of June 30, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.763 per unit from our initial acquisition of SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. Based solely on the closing price per unit of the SREIT units as of June 30, 2024, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $2.8 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
b).Not applicable.
c).Due to certain restrictions and covenants included in one of our credit facilities, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which has a maturity date of March 1, 2026. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the six months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Lease to Affiliate
On May 29, 2015, we, through an indirect wholly owned subsidiary that owns 3003 Washington Boulevard (the “Lessor”), entered into a lease with KBS Realty Advisors, LLC (the “Lessee”), an affiliate of KBS Capital Advisors, our affiliated advisor, for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and, through an amendment to the lease, was extended to terminate on August 31, 2024.
On August 12, 2024, the Lessor entered into a Second Amendment to Deed of Office Lease with the Lessee to extend the lease period commencing on September 1, 2024 and expiring on November 30, 2029, unless terminated earlier in accordance with certain terms and conditions contained therein (the “Amended Lease”) and set the annual base rent during the extension period. The annualized base rent, which represents annualized contractual base rental income, adjusted to straight-line any contractual tenant concessions (including free rent) and rent increases from the commencement of the Amended Lease through its termination, for the Amended Lease is approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Amended Lease is $53.75 per square foot.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 14, 2024	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 14, 2024	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)