Form 10-Q
period 2024-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2024-11-14
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 12, 2024, there were 148,516,246 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate:
Land	$243,294	$268,715
Buildings and improvements	2,114,494	2,209,503
Tenant origination and absorption costs	27,558	34,574
Total real estate held for investment, cost	2,385,346	2,512,792
Less accumulated depreciation and amortization	(703,806)	(701,661)
Total real estate held for investment, net	1,681,540	1,811,131
Real estate held for sale, net	—	28,347
Total real estate, net	1,681,540	1,839,478
Real estate equity securities	44,399	51,802
Total real estate and real estate-related investments, net	1,725,939	1,891,280
Cash and cash equivalents	31,516	36,836
Restricted cash	14,539	14,086
Rents and other receivables, net	104,006	96,056
Above-market leases, net	137	189
Assets related to real estate held for sale, net	—	4,635
Prepaid expenses and other assets	82,782	96,303
Total assets	$1,958,919	$2,139,385
Liabilities and equity
Notes payable:
Notes payable, net	$1,589,507	$1,689,719
Notes payable related to real estate held for sale, net	—	46,177
Notes payable, net	1,589,507	1,735,896
Accounts payable and accrued liabilities	47,646	49,646
Due to affiliate	18,948	17,408
Below-market leases, net	658	1,069
Liabilities related to real estate held for sale, net	—	515
Other liabilities	64,339	67,439
Total liabilities	1,721,098	1,871,973
Commitments and contingencies (Note 12)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,299
Cumulative distributions in excess of net income	(1,076,961)	(1,047,372)
Total stockholders’ equity	237,821	267,412
Total liabilities and equity	$1,958,919	$2,139,385

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$63,538	$69,489	$193,576	$200,859
Dividend income from real estate equity securities	427	5,310	967	11,850
Other operating income	4,642	4,748	13,688	13,857
Total revenues	68,607	79,547	208,231	226,566
Expenses:
Operating, maintenance and management	18,751	19,789	53,852	55,728
Real estate taxes and insurance	12,736	12,542	37,807	39,994
Asset management fees to affiliate	4,942	5,268	14,762	15,542
General and administrative expenses	6,292	1,630	14,155	4,766
Depreciation and amortization	27,539	29,154	83,559	86,263
Interest expense	32,055	31,059	97,716	87,137
Net loss (gain) on derivative instruments	14,918	(12,180)	(6,137)	(32,110)
Impairment charges on real estate	6,847	—	6,847	45,459
Total expenses	124,080	87,262	302,561	302,779
Other income (loss):
Unrealized gain (loss) on real estate equity securities	16,620	(15,541)	(7,403)	(57,630)
Gain from extinguishment of debt	—	—	56,372	—
Gain on sale of real estate, net	—	—	14,781	—
Other interest income	309	140	991	250
Total other income (loss), net	16,929	(15,401)	64,741	(57,380)
Net loss	$(38,544)	$(23,116)	$(29,589)	$(133,593)
Net loss per common share, basic and diluted	$(0.26)	$(0.16)	$(0.20)	$(0.90)
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	149,007,610	148,516,246	148,775,325

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2024 and 2023 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2024	148,516,246	$1,485	$1,313,297	$(1,038,417)	$276,365
Net loss	—	—	—	(38,544)	(38,544)
Balance, September 30, 2024	148,516,246	$1,485	$1,313,297	$(1,076,961)	$237,821

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2023	148,864,885	$1,489	$1,275,814	$(1,000,316)	$276,987
Net loss	—	—	—	(23,116)	(23,116)
Issuance of common stock	255,509	3	2,180	—	2,183
Transfers from redeemable common stock	—	—	1,123	—	1,123
Redemptions of common stock	(367,467)	(5)	(3,302)	—	(3,307)
Other offering costs	—	—	(3)	—	(3)
Balance, September 30, 2023	148,752,927	$1,487	$1,275,812	$(1,023,432)	$253,867

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2024 and 2023 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2023	148,516,246	$1,485	$1,313,299	$(1,047,372)	$267,412
Net loss	—	—	—	(29,589)	(29,589)
Other offering costs	—	—	(2)	—	(2)
Balance, September 30, 2024	148,516,246	$1,485	$1,313,297	$(1,076,961)	$237,821

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668
Net loss	—	—	—	(133,593)	(133,593)
Issuance of common stock	1,900,374	19	16,229	—	16,248
Transfers to redeemable common stock	—	—	(6,241)	—	(6,241)
Redemptions of common stock	(1,112,401)	(12)	(10,000)	—	(10,012)
Distributions declared	—	—	—	(34,194)	(34,194)
Other offering costs	—	—	(9)	—	(9)
Balance, September 30, 2023	148,752,927	$1,487	$1,275,812	$(1,023,432)	$253,867

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(29,589)	$(133,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,559	86,263
Impairment charges on real estate	6,847	45,459
Unrealized loss on real estate equity securities	7,403	57,630
Deferred rents	(7,724)	(5,842)
Amortization of above- and below-market leases, net	(359)	(593)
Amortization of deferred financing costs	7,790	3,085
Unrealized loss (gain) on derivative instruments	13,728	(9,248)
Gains related to swap terminations	(178)	—
Interest rate swap settlement for early terminated swaps	6,552	—
Gain from extinguishment of debt	(56,372)	—
Gain on sale of real estate	(14,781)	—
Interest rate swap settlements for off-market swap instruments	—	(8,104)
Changes in operating assets and liabilities:
Rents and other receivables	(4,763)	(2,674)
Due from affiliate	—	10
Prepaid expenses and other assets	(16,525)	(12,416)
Accounts payable and accrued liabilities	8,898	3,926
Due to affiliate	1,540	5,312
Other liabilities	802	7,977
Net cash provided by operating activities	6,828	37,192
Cash Flows from Investing Activities:
Improvements to real estate	(28,591)	(63,188)
Purchase of interest rate cap	—	(25)
Proceeds from sale of real estate, net	46,929	—
Net cash provided by (used in) investing activities	18,338	(63,213)
Cash Flows from Financing Activities:
Proceeds from notes payable	33,940	46,820
Principal payments on notes payable	(56,342)	(1,356)
Payments of deferred financing costs	(5,743)	(628)
Interest rate swap settlements for off-market swap instruments	—	7,820
Restricted cash surrendered from deed-in-lieu of foreclosure	(1,886)	—
Payments to redeem common stock	—	(10,012)
Payments of other offering costs	(2)	(9)
Distributions paid to common stockholders	—	(25,320)
Net cash (used in) provided by financing activities	(30,033)	17,315
Net decrease in cash, cash equivalents and restricted cash	(4,867)	(8,706)
Cash, cash equivalents and restricted cash, beginning of period	50,922	53,837
Cash, cash equivalents and restricted cash, end of period	$46,055	$45,131
Supplemental Disclosure of Cash Flow Information:
Interest paid	$69,438	$67,995
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage loan extinguished in connection with deed-in-lieu of foreclosure	$125,000	$—
Real estate transferred in connection with deed-in-lieu of foreclosure	$69,028	$—
Net liabilities transferred in connection with deed-in-lieu of foreclosure	$2,286	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$16,248
Accrued improvements to real estate	$6,233	$15,650
Accrued interest rate swap settlements related to off-market swap instruments	$—	$(999)

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (as amended, the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2024, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2024, the Company owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
2. GOING CONCERN
The Company generally finances its real estate investments using notes payable that are typically structured as non-recourse secured mortgages with maturities of approximately three to five years, with short-term extension options available upon the Company meeting certain debt covenants. Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $1.0 billion of notes payable maturing during the 12-month period from the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may consider selling assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. In addition, the Company continues to evaluate raising capital through the issuance of new equity or debt. The Company may also defer noncontractual expenditures. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to successfully refinance, restructure or extend certain of its debt instruments, sell assets or raise capital. As a result of the Company’s upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where the Company owns properties, reduction in the Company’s cash flows due to elevated interest rates and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
September 30, 2024
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
During the nine months ended September 30, 2024, the Company sold an office property. As a result, certain assets and liabilities related to this property were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 was equal to net income (loss) for these respective periods.
Derivative Instruments
Cash Flow Classification of Derivative Settlements
The Company classifies proceeds received or amounts paid related to early terminations or settlements of its derivative instruments not designated as hedges for accounting purposes in cash flows from operating activities in the statement of cash flows. During the nine months ended September 30, 2024, the Company terminated two interest rate swap agreements and received aggregate settlement proceeds of $6.6 million which was included in net cash flow provided by operating activities in the accompanying consolidated statement of cash flows.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2024 and 2023, respectively.
Distributions declared per common share were $0.230 in the aggregate for the nine months ended September 30, 2023. No distributions were declared for the three months ended September 30, 2023. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2023 through June 2023. For each monthly record date for distributions during the period from January 1, 2023 through June 30, 2023, distributions were calculated at a rate of $0.03833333 per share. No distributions were declared for the nine months ended September 30, 2024.
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
September 30, 2024
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Recently Issued Accounting Standards Update
In November 2023, the FASB issued accounting standards update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as disclosure of the title and position of the chief operating decision maker (“CODM”) and how the CODM uses the reported measure(s) of segment profit or loss in assessing performance. Public entities with a single reportable segment are required to provide the new disclosures under ASU 2023-07 and all disclosures under Topic 280 on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements and future disclosures but does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
4. REAL ESTATE
Real Estate Held for Investment
As of September 30, 2024, the Company’s real estate portfolio was composed of 14 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 6.9 million rentable square feet. As of September 30, 2024, the Company’s real estate portfolio was collectively 80.9% occupied. The following table summarizes the Company’s investments in real estate as of September 30, 2024 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$142,702	$(56,907)	$85,795
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	37,128	(13,620)	23,508
60 South Sixth	01/31/2013	Minneapolis	MN	Office	115,500	—	115,500
Preston Commons	06/19/2013	Dallas	TX	Office	146,861	(46,204)	100,657
Sterling Plaza	06/19/2013	Dallas	TX	Office	96,755	(33,837)	62,918
Accenture Tower	12/16/2013	Chicago	IL	Office	573,545	(178,631)	394,914
Ten Almaden	12/05/2014	San Jose	CA	Office	131,599	(44,254)	87,345
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	223,309	(71,701)	151,608
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,345	(48,302)	106,043
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	87,836	(16,378)	71,458
201 17th Street	06/23/2015	Atlanta	GA	Office	105,498	(36,858)	68,640
515 Congress	08/31/2015	Austin	TX	Office	137,460	(39,342)	98,118
The Almaden	09/23/2015	San Jose	CA	Office	193,102	(54,309)	138,793
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,999	(16,167)	44,832
Carillon	01/15/2016	Charlotte	NC	Office	178,707	(47,296)	131,411
					$2,385,346	$(703,806)	$1,681,540
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of September 30, 2024, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$394,914	20.2%	$37,535	$28.59	90.1%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2024, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 14.8 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $9.1 million and $10.0 million as of September 30, 2024 and December 31, 2023, respectively.
During the nine months ended September 30, 2024 and 2023, the Company recognized deferred rent from tenants of $7.7 million and $5.8 million, respectively. As of September 30, 2024 and December 31, 2023, the cumulative deferred rent balance was $99.8 million and $91.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $18.9 million and $16.0 million of unamortized lease incentives as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2024 through December 31, 2024	$46,851
2025	184,806
2026	174,438
2027	152,150
2028	131,619
Thereafter	484,448
$1,174,312

As of September 30, 2024, the Company’s office and office/retail properties were leased to approximately 520 tenants over a diverse range of industries and geographic areas. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	105	$35,235	18.5%
Legal Services	52	25,241	13.2%
		$60,476	31.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
As of September 30, 2024, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of September 30, 2024, the Company’s net investments in real estate in Illinois, California and Texas represented 20.2%, 19.3% and 17.7% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the three and nine months ended September 30, 2024, the Company recorded non-cash impairment charges of $6.8 million to write down the carrying value of 60 South Sixth (located in Minneapolis, Minnesota) to its estimated fair value as a result of changes in cash flow estimates which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued challenges in the leasing environment.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
4. REAL ESTATE (CONTINUED)
Disposition Through Deed-in-Lieu of Foreclosure Transaction
During the nine months ended September 30, 2024, the Company disposed of the 201 Spear Street property in connection with the Deed-in-Lieu Transaction and recognized a $56.4 million gain from extinguishment of debt for the nine months ended September 30, 2024. As of December 31, 2023, the 201 Spear Street property was held for non-sale disposition. The results of operations for 201 Spear Street are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes the revenue and expenses related to 201 Spear Street for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income (1)	$—	$3,023	$197	$5,979
Other operating income	—	141	9	390
Total revenues	$—	$3,164	$206	$6,369
Expenses
Operating, maintenance, and management	$—	$930	$52	$2,786
Real estate taxes and insurance	—	676	69	2,104
Asset management fees to affiliate	—	295	26	874
General and administrative expenses	—	14	22	70
Depreciation and amortization	—	937	—	3,148
Interest expense	—	2,292	419	6,397
Impairment charge	—	—	—	45,459
Total expenses	$—	$5,144	$588	$60,838
_____________________
(1) For the three and nine months ended September 30, 2023, rental income includes a reserve for straight-line rent for a lease at 201 Spear Street.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
5. REAL ESTATE DISPOSITIONS
During the nine months ended September 30, 2024, the Company sold one office property to a purchaser unaffiliated with the Company or the Advisor for $48.8 million, before third-party closing costs and disposition fees payable to the Advisor.
As of September 30, 2024, the Company did not have any real estate properties held for sale.
The results of operations for the office property sold during the nine months ended September 30, 2024 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the office property sold for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$5	$1,424	$838	$4,109
Other operating income	—	18	6	53
Total revenues	$5	$1,442	$844	$4,162
Expenses
Operating, maintenance, and management	$(153)	$330	$(55)	$923
Real estate taxes and insurance	—	157	90	466
Asset management fees to affiliate	—	87	48	256
Depreciation and amortization	—	436	—	1,239
Total expenses	$(153)	$1,010	$83	$2,884

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2023 (in thousands).

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
September 30, 2024
(unaudited)
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2024 and December 31, 2023, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Cost	$27,558	$34,574	$873	$904	$(4,679)	$(7,216)
Accumulated Amortization	(20,566)	(25,450)	(736)	(715)	4,021	6,147
Net Amount	$6,992	$9,124	$137	$189	$(658)	$(1,069)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Amortization	$(626)	$(947)	$(17)	$(18)	$115	$201

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Amortization	$(2,132)	$(2,996)	$(52)	$(55)	$411	$648

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. As of September 30, 2024, REIT Properties III held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of September 30, 2024, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $44.4 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.187 per unit as of September 30, 2024.
During the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $1.0 million of dividend income from its investment in the SREIT, respectively. During the three and nine months ended September 30, 2023, the Company recognized $5.3 million and $11.9 million of dividend income from its investment in the SREIT, respectively. During the three and nine months ended September 30, 2024, the Company recorded an unrealized gain on real estate equity securities of $16.6 million and unrealized loss on real estate equity securities of $7.4 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded an unrealized loss on real estate equity securities of $15.5 million and $57.6 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
8. NOTES PAYABLE
As of September 30, 2024 and December 31, 2023, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of September 30, 2024 (1)	Effective Interest Rate as of September 30, 2024 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$118,830	$119,870	7.45%	7.45%	Principal & Interest	02/01/2026
201 Spear Street Mortgage Loan (4)	—	125,000	(4)	(4)	(4)	(4)
Carillon Mortgage Loan (5)	88,476	94,400	One-month Term SOFR (6) +1.50%	6.34%	Principal & Interest	04/11/2026
Modified Portfolio Revolving Loan Facility (7)	209,794	249,145	One-month Term SOFR + 3.00%	7.84%	Principal & Interest	03/01/2026
3001 & 3003 Washington Mortgage Loan (8)	138,971	140,410	One-month Term SOFR + 0.10% + 1.45%	6.39%	Principal & Interest	11/06/2024
Accenture Tower Revolving Loan (9)	306,000	306,000	One-month Term SOFR + 2.35%	7.19%	Interest Only	11/02/2024
Credit Facility (10)	62,852	37,500	One-month Term SOFR + 3.00%	7.84%	Interest Only	11/06/2024
Amended and Restated Portfolio Loan Facility (11)	601,288	601,288	One-month Term SOFR + 0.10% + 1.80%	6.74%	Interest Only	11/06/2024
Park Place Village Mortgage Loan (12)	65,000	65,000	One-month Term SOFR + 1.95%	6.79%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,591,211	$1,738,613
Deferred financing costs, net	(1,704)	(2,717)
Total Notes Payable, net	$1,589,507	$1,735,896
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2024. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2024, consisting of the contractual interest rate and using interest rate indices as of September 30, 2024, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2024; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
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
(6) Secured Overnight Financing Rate (“Term SOFR”).
(7) See below, “– Recent Financing Transactions – Modified Portfolio Revolving Loan Facility.”
(8) See below, “– Recent Financing Transactions – 3001 & 3003 Washington Mortgage Loan.” Subsequent to September 30, 2024, the borrowers under the 3001 & 3003 Washington Mortgage Loan entered into a loan modification agreement with the lender and extended the maturity date of the 3001 & 3003 Washington Mortgage Loan to May 6, 2026. See Note 13, “Subsequent Events – Fifth Modification and Extension of the 3001 & 3003 Washington Mortgage Loan.”
(9) As of September 30, 2024, the outstanding balance under the Accenture Tower Revolving Loan consisted of $229.5 million of term debt and $76.5 million of revolving debt. Subsequent to September 30, 2024, the borrower under the Accenture Tower Revolving Loan entered into a modification agreement with the lender and extended the maturity date of the Accenture Tower Revolving Loan to December 10, 2024. The modification agreement removed any prior right of the borrower to exercise an additional 12-month extension option. See Note 13, “Subsequent Events – Third Modification of the Accenture Tower Revolving Loan.”
(10) See below, “– Recent Financing Transactions – Modifications of Credit Facility” and Note 13, “Subsequent Events – Fourth Modification of Credit Facility.”
(11) See below, “– Recent Financing Transactions – Amended and Restated Portfolio Loan Facility” and Note 13, “Subsequent Events – Sixth Modification of the Amended and Restated Portfolio Loan Facility.”
(12) As of September 30, 2024, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $1.0 billion of notes payable maturing over the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may consider selling assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. In addition, the Company continues to evaluate raising capital through the issuance of new equity or debt. The Company may also defer noncontractual expenditures. Additionally, high interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern.”
During the three and nine months ended September 30, 2024, the Company’s interest expense related to notes payable was $32.1 million and $97.7 million, respectively, and during the three and nine months ended September 30, 2023, the Company’s interest expense related to notes payable was $31.1 million and $87.1 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $1.8 million and $7.8 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, $9.6 million and $9.9 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2024 (in thousands):

October 1, 2024 through December 31, 2024	$1,110,717
2025	71,428
2026	409,066
2027	—
2028	—
Thereafter	—
$1,591,211

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
The Company’s notes payable contain financial debt covenants. As discussed below under “– Recent Financing Transactions,” in connection with short-term extensions of certain loans, the Company’s lenders have waived certain financial debt covenants. As of September 30, 2024, the Company believes it was in compliance with the debt covenants under its notes payable to the extent those covenants were not waived by the lenders. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of September 30, 2024, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility and the Amended and Restated Portfolio Loan Facility are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.
Recent Financing Transactions
Amended and Restated Portfolio Loan Facility
On November 3, 2021, certain of the Company’s indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”), entered into a loan agreement with Bank of America, N.A., as administrative agent (the “Agent”); BofA Securities, Inc., Wells Fargo Securities, LLC and Capital One, National Association as joint lead arrangers and joint book runners; Wells Fargo Bank, N.A., as syndication agent; and each of the financial institutions signatory thereto as lenders (as subsequently modified and amended, the “Amended and Restated Portfolio Loan Facility”). The current lenders under the Amended and Restated Portfolio Loan Facility are Bank of America, N.A.; Wells Fargo Bank, National Association; U.S. Bank, National Association; Capital One, National Association; PNC Bank, National Association; Regions Bank; and Zions Bankcorporation, N.A., DBA California Bank & Trust (together, the “Portfolio Loan Lenders”). The Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center (the “Portfolio Loan Properties”).
On February 6, 2024, the Amended and Restated Portfolio Loan Facility Borrowers entered into a fourth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Fourth Extension Agreement”). Pursuant to the Fourth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity date of the Amended and Restated Portfolio Loan Facility to August 6, 2024.
On July 15, 2024, the Amended and Restated Portfolio Loan Facility Borrowers entered into a fifth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Fifth Extension Agreement”). Pursuant to the Fifth Extension Agreement, the Agent and Portfolio Loan Lenders agreed to extend the maturity of the Amended and Restated Portfolio Loan Facility to November 6, 2024. Additionally, pursuant to the Fifth Extension Agreement, the interest rate which was based on the Bloomberg Short-Term Bank Yield Index (“BSBY”) was replaced with SOFR. Effective August 1, 2024, the Amended and Restated Portfolio Loan Facility bears interest at one-month Term SOFR plus 180 basis points plus a SOFR margin adjustment of 10 basis points.
On October 11, 2024, the Amended and Restated Portfolio Loan Facility Borrowers entered into a sixth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Sixth Extension Agreement”). See Note 13, “Subsequent Events – Sixth Modification of the Amended and Restated Portfolio Loan Facility,” for information regarding the Sixth Extension Agreement, which extended the maturity date of the Amended and Restated Portfolio Loan Facility to November 20, 2024, among other modifications.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Under the Fourth and Fifth Extension Agreements, the Agent and the Portfolio Loan Lenders waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio as of the December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 test dates and waived the requirement for REIT Properties III as guarantor to satisfy a net worth covenant for the period between February 6, 2024 and November 6, 2024. See Note 13, “Subsequent Events – Sixth Modification of the Amended and Restated Portfolio Loan Facility,” which also waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio and waived the requirement for REIT Properties III as guarantor to satisfy a net worth covenant through the then current maturity date under the loan documents.
The Fourth Extension Agreement also included, among other requirements, a requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both on or prior to July 15, 2024. The Fifth Extension Agreement extended the capital raise milestone to October 15, 2024 and added additional milestones. See Note 13, “Subsequent Events – Sixth Modification of the Amended and Restated Portfolio Loan Facility,” which waived certain milestones initially included in the Fourth and Fifth Extension Agreements, including the requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both, and requires the Company to satisfy other conditions.
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
Additionally, the Fourth Extension Agreement provides that a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default under the following loans is delivered to REIT Properties III by U.S. Bank, National Association under (a) the Company’s Credit Facility, (b) the payment guaranty agreement of the Company’s Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of REIT Properties III where the demand made or amount guaranteed is greater than $5.0 million. The Fifth Extension Agreement further provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default is delivered to REIT Properties III by the lenders under the Company’s Almaden Mortgage Loan or the Company’s Park Place Village Mortgage Loan, in each case where the demand made or amount guaranteed is greater than $5.0 million.
Pursuant to the Fourth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers also agreed to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $0.9 million, to deposit $5.0 million into the Cash Sweep Collateral Account (which will generally be used to fund capital expenditures and operating cash flow needs of the Portfolio Loan Properties), and to pay the Portfolio Loan Lenders an exit fee in the amount of $1.0 million, which is due on the earliest to occur of the maturity date, the repayment of the loan in full and the occurrence of a default under the loan. Pursuant to the Fifth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers also agreed to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $0.6 million, to deposit an additional $5.0 million into the Cash Sweep Collateral Account (which will generally be used to fund capital expenditures and operating cash flow needs of the Portfolio Loan Properties), and to extend the timing of the payment of the exit fee in the amount of $1.0 million due to the Portfolio Loan Lenders to the earliest to occur of the maturity date, the repayment of the loan in full and the occurrence of a default under the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
As a result of the release of the McEwen Building, the Third Modification Agreement allows the Company to draw back a portion of the amount of the loan paydown from the McEwen Building sale proceeds through holdbacks on the Modified Portfolio Revolving Loan Facility, consisting of (i) a holdback for the payment of, or reimbursement of the Modified Portfolio Revolving Loan Borrowers’ payment of, tenant improvements, leasing commissions and capital expenditures related to the Modified Portfolio Revolving Loan Properties equal to $10.0 million and (ii) a holdback for the payment of, or reimbursement of REIT Properties III’s (the “Guarantor”) and/or its subsidiaries’ payment of, tenant improvements, leasing commissions and capital expenditures for real property and related improvements owned directly or indirectly by the Guarantor in an amount equal to $6.2 million. Disbursements of the holdback amounts are subject to the conditions of the Third Modification Agreement. In the event of disbursements of the holdback amounts, such advances by the Modified Portfolio Revolving Loan Lenders will increase the aggregate principal commitment under the Modified Portfolio Revolving Loan Facility. As of September 30, 2024, $7.6 million of the holdbacks on the Modified Portfolio Revolving Loan Facility are available for future disbursement, subject to the conditions of the Third Modification Agreement.
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
Modifications of Credit Facility
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
On May 10, 2024, REIT Properties III entered into the second modification of Credit Facility (the “Second Modification Agreement”) with the Credit Facility Agent and Credit Facility Lenders. On July 30, 2024, REIT Properties III entered into the third modification of the Credit Facility (the “Credit Facility Third Modification Agreement”) with the Credit Facility Agent and Credit Facility Lenders.
The Second Modification Agreement permanently reduced the aggregate commitment under the Credit Facility to $62.9 million, which was fully drawn as of September 30, 2024. The Second Modification Agreement also eliminated the revolving portion of the facility and converted the facility to a non-revolving term loan, such that no amounts repaid may be subsequently reborrowed.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Pursuant to the Second Modification Agreement and Credit Facility Third Modification Agreement, the Credit Facility Agent and Credit Facility Lenders waived the requirement for REIT Properties III to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through and including the then current maturity date.
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
The Second Modification Agreement amended the maturity date of the loan to the earliest to occur of (i) July 31, 2024, (ii) the date on which the Company raises new equity, debt or a combination of both in an amount equal to or not less than $100,000,000 and (iii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated. The Credit Facility Third Modification Agreement further amended the maturity date of the loan to the earliest to occur of (i) November 6, 2024 and (ii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated. See Note 13, “ Subsequent Events – Fourth Modification of Credit Facility,” for information regarding the fourth modification of the Credit Facility.
Additionally, the Second Modification Agreement provides that an event of default will occur under the Credit Facility upon the occurrence of an event of default under any credit facility for which REIT Properties III is a guarantor (other than non-recourse carveouts).
The Second Modification Agreement required the Company to cause the equity interests of the Company’s subsidiaries that own 515 Congress, 201 17th Street and Gateway Tech Center to be pledged to the Credit Facility Lenders as security for REIT Properties III’s obligations with respect to the following advances under the Credit Facility: $19.8 million that had been advanced under the Credit Facility as of the closing of the Second Modification Agreement and $5.6 million that was advanced under the Credit Facility for the sole purpose of remargining the Carillon Mortgage Loan. The Credit Facility Third Modification Agreement further modified the pledge agreement and required the Company to cause the equity interests of the Company’s subsidiaries that own 515 Congress, 201 17th Street and Gateway Tech Center to be pledged to the Credit Facility Lenders as security for all of REIT Properties III’s obligations under the Credit Facility.
Pursuant to the Credit Facility Third Modification Agreement, effective July 30, 2024, the Credit Facility bears interest at one-month Term SOFR plus 300 basis points.
The Credit Facility Third Modification Agreement also included, among other requirements, a requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both on or prior to October 15, 2024. In October 2024, the Credit Facility Agent and Credit Facility Lenders waived certain requirements initially included in the Credit Facility Third Modification Agreement, including the requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both, and requires the Company to satisfy other conditions.
3001 & 3003 Washington Mortgage Loan
On May 21, 2019, the Company, through indirect wholly owned subsidiaries (the “3001 & 3003 Washington Borrowers”), entered into a mortgage loan (as subsequently modified and amended, the “3001 & 3003 Washington Mortgage Loan”) with Bank of America, N.A., as administrative agent and lender (the “3001 & 3003 Washington Lender”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
8. NOTES PAYABLE (CONTINUED)
On August 23, 2024, the 3001 & 3003 Washington Borrowers and REIT Properties III entered into the fourth modification and extension agreement of the 3001 & 3003 Washington Mortgage Loan with the 3001 & 3003 Washington Lender (the “3001 & 3003 Washington Fourth Extension Agreement”). Pursuant to the 3001 & 3003 Washington Fourth Extension Agreement, the 3001 & 3003 Washington Lender agreed to extend the maturity date of the 3001 & 3003 Washington Mortgage Loan to November 6, 2024. The 3001 & 3003 Washington Fourth Extension Agreement also included, among other requirements, a requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both on or prior to October 15, 2024.
In October 2024, the 3001 & 3003 Washington Lender waived certain requirements initially included in the 3001 & 3003 Washington Fourth Extension Agreement, including the requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both, and requires the Company to satisfy other conditions.
On November 6, 2024, the 3001 & 3003 Washington Borrower entered into the fifth modification and extension agreement with the 3001 & 3003 Washington Lender and extended the maturity date of the 3001 & 3003 Washington Mortgage Loan to May 6, 2026, among other modifications. See Note 13, “Subsequent Events – Fifth Modification and Extension of the 3001 & 3003 Washington Mortgage Loan.”

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
9. DERIVATIVE INSTRUMENTS (CONTINUED)
As of September 30, 2024, the Company has entered into 14 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2024 and December 31, 2023. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2024		December 31, 2023			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2024
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	14	$1,100,000	16	$1,300,000	Fallback SOFR (2)/ Fixed at 1.08% - 1.28% One-month Term SOFR/ Fixed at 2.38% - 3.92%	3.1%	1.6
Interest rate cap (3)	—	$—	1	$125,000	(3)	(3)	(3)
_____________________
(1) In February 2024, the Company terminated two interest rate swap agreements and received aggregate settlement payments of $6.6 million.
(2) Upon cessation of one-month LIBOR on June 30, 2023, eight of the Company’s interest rate swaps which bore interest at one-month LIBOR were automatically converted to a fallback rate (“Fallback SOFR”) plus a 11.448 basis point adjustment. As of September 30, 2024, the Company had two remaining interest rate swaps which had been converted to Fallback SOFR, each with a maturity date of January 1, 2025.
(3) The interest rate cap expired in January 2024.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (dollars in thousands):

		September 30, 2024		December 31, 2023
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	8	$5,716	15	$23,891
Interest rate swaps	Other liabilities, at fair value	6	$(2,102)	1	$(175)
Interest rate cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
9. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments
Realized gain recognized on interest rate swaps	$(6,311)	$(8,551)	$(19,687)	$(22,862)
Unrealized loss (gain) on interest rate swaps (1)	21,229	(3,630)	13,728	(9,273)
Gains related to swap terminations	—	—	(178)	—
Unrealized loss on interest rate cap	—	1	—	25
Net loss (gain) on derivative instruments	$14,918	$(12,180)	$(6,137)	$(32,110)
_____________________
(1) For the three and nine months ended September 30, 2023, unrealized gain on interest rate swaps included a $3.0 million and $7.6 million unrealized loss, respectively, related to the change in fair value of two off-market interest rate swaps (which expired on November 2, 2023) determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
Real estate equity securities: At September 30, 2024, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2024 and December 31, 2023, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2024			December 31, 2023
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,591,211	$1,589,507	$1,586,982	$1,738,613	$1,735,896	$1,679,259

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
As of September 30, 2024, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$44,399	$44,399	$—	$—
Asset derivatives - interest rate swaps	$5,716	$—	$5,716	$—
Liability derivatives - interest rate swaps	$(2,102)	$—	$(2,102)	$—

During the nine months ended September 30, 2024, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$124,770	$—	$—	$124,770
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the nine months ended September 30, 2024, as of the date that the fair value measurement was made, which was September 30, 2024.
At September 30, 2024, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property included a discount rate of 9.25% and a terminal cap rate of 8.00%. See Note 4, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2024 and 2023, respectively, and any related amounts payable as of September 30, 2024 and December 31, 2023 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Expensed
Asset management fees (1)	$4,942	$5,268	$14,762	$15,542	$18,605	$16,992
Reimbursement of operating expenses (2)	135	79	317	273	343	416
Disposition fees (3)	—	—	414	—	—	—
	$5,077	$5,347	$15,493	$15,815	$18,948	$17,408
_____________________
(1) See below “–Asset Management Fees.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $22,000 and $86,000 for the three and nine months ended September 30, 2024, respectively, and $30,000 and $86,000 for the three and nine months ended September 30, 2023, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2024 and 2023. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see below, “–Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three and nine months ended September 30, 2024 and 2023, the Advisor incurred $101,000 and $72,000, respectively, for the costs of the supplemental coverage obtained by the Company.
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
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023 when the Company had deposited $8.5 million in cash into such account. Following such time, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of September 30, 2024, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
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
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to September 30, 2024. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
As of September 30, 2024 and December 31, 2023, the Company had accrued $18.6 million and $17.0 million of asset management fees, respectively, of which $8.5 million were Deferred Asset Management Fees as of September 30, 2024 and December 31, 2023, and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of September 30, 2024 and December 31, 2023.
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
September 30, 2024
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
The Advisory Agreement has a term expiring on September 27, 2025 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisory Agreement may be terminated (i) upon 60 days written notice without cause or penalty by either the Company (acting through the conflicts committee) or the Advisor or (ii) immediately by the Company for cause or upon the bankruptcy of the Advisor. If the Advisory Agreement is terminated without cause, then the Advisor will be entitled to receive from the Company any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees, provided that upon such non-renewal or termination the Company does not retain an advisor in which the Advisor or its affiliates have a majority interest. Upon termination of the Advisory Agreement, all unpaid Deferred Asset Management Fees will automatically be forfeited by the Advisor, and if the Advisory Agreement is terminated for cause, any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees will also automatically be forfeited by the Advisor.
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
On August 12, 2024, the Lessor entered into a Second Amendment to Deed of Office Lease with the Lessee to extend the lease period commencing on September 1, 2024 and expiring on November 30, 2029, unless terminated earlier in accordance with certain terms and conditions contained therein (the “ Second Amended Lease”), and set the annual base rent during the extension period. The annualized base rent for the Second Amended Lease is approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Second Amended Lease is $53.75 per square foot.
During the three and nine months ended September 30, 2024, the Company recognized $78,000 and $244,000 of revenue related to this lease, respectively. During the three and nine months ended September 30, 2023, the Company recognized $83,000 and $248,000 of revenue related to this lease, respectively.
Prior to their approval of the lease, the Amended Lease and the Second Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
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
During the three and nine months ended September 30, 2024 and 2023, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Purchase and Sale Agreement for Sale of Preston Commons
On June 19, 2013, the Company, through an indirect wholly owned subsidiary, acquired three office buildings containing 427,799 rentable square feet located on approximately 6.3 acres of land in Dallas, Texas (“Preston Commons”). On October 9, 2024, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “Preston Commons Agreement”) for the sale of Preston Commons to a purchaser unaffiliated with the Company or the Advisor (the “Purchaser”). Pursuant to the Preston Commons Agreement, the sale price for Preston Commons is $151.0 million, subject to prorations and adjustments as provided in the Preston Commons Agreement.
The closing date is expected to occur on or before November 25, 2024. There can be no assurance that the Company will complete the sale of Preston Commons. The Purchaser would be obligated to purchase Preston Commons only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $3.0 million of earnest money.
Sixth Modification of the Amended and Restated Portfolio Loan Facility
On October 11, 2024, the Company, through the Amended and Restated Portfolio Loan Facility Borrowers, entered into a sixth loan modification and extension agreement with the Agent and the Portfolio Loan Lenders (the “Sixth Extension Agreement”). Pursuant to the Sixth Extension Agreement, the maturity date of the facility was extended to November 20, 2024. The Sixth Extension Agreement requires the Company to satisfy certain conditions, some of which conditions are not in the sole control of the Company, including the Company taking identified actions relating to its portfolio. The failure of the Company to satisfy certain of these conditions will result in an immediate event of default under the loan documents.
The aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $601.3 million as of October 11, 2024.
The Sixth Extension Agreement waived certain milestones initially included in the Fourth and Fifth Extension Agreements, including the requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both.
Under the Sixth Extension Agreement, the Agent and the Portfolio Loan Lenders waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio through the then current maturity date under the loan documents and waived the requirement for REIT Properties III, as guarantor, to satisfy a net worth covenant through the then current maturity date under the loan documents.
Pursuant to the Sixth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers also agreed (a) to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $250,000, and (b) to pay the Agent certain costs and expenses incurred by the Agent in connection with the Sixth Extension Agreement. In addition, pursuant to the Sixth Extension Agreement, the Portfolio Loan Lenders agreed to modify the timing of the payment of the exit fee in the amount of $1.0 million due to the Portfolio Loan Lenders to the earliest to occur of the maturity date, the occurrence of certain triggering events under the loan documents and the repayment of the loan in full.
Amendment to the Advisory Agreement
As required by the Sixth Extension Agreement, on October 11, 2024, the Company and the Advisor entered into an amendment to the Advisory Agreement to reduce and defer until December 1, 2025 certain transaction-based compensation in an amount of approximately $0.5 million that may be payable to the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
13. SUBSEQUENT EVENTS (CONTINUED)
Third Modification of the Accenture Tower Revolving Loan
On November 2, 2020, the Company, through an indirect wholly owned subsidiary (the “Accenture Tower Borrower”), entered into a loan facility with U.S. Bank, National Association, as administrative agent (the “Agent”), joint lead arranger and co-book runner; Bank of America, N.A., as syndication agent, joint lead arranger and co-book runner; and each of the financial institutions signatory thereto as lenders (as amended and modified, the “Accenture Tower Revolving Loan”). The current lenders under the Accenture Tower Revolving Loan are U.S. Bank, National Association, Bank of America, N.A., Deutsche Pfandbriefbank AG and the National Bank of Kuwait S.A.K.P. Grand Caymans Branch (the “Accenture Tower Lenders”). The Accenture Tower Revolving Loan is secured by Accenture Tower.
On November 1, 2024, the Company, through the Accenture Tower Borrower, entered into a third modification agreement with the Accenture Tower Lenders (the “Third Modification Agreement”) to (i) extend the maturity date of the Accenture Tower Revolving Loan to December 10, 2024 and (ii) remove any prior right of the Accenture Tower Borrower to exercise an additional 12-month extension option. Under the Third Modification Agreement, the Agent and the Accenture Tower Lenders waived the requirement for REIT Properties III as guarantor to satisfy the net worth covenant, the leverage ratio covenant and the EBITDA to fixed charges ratio covenant for all periods following November 1, 2024 through the extended maturity date of December 10, 2024. As of November 1, 2024, the outstanding principal balance of the Accenture Tower Revolving Loan was $306.0 million, which consisted of $229.5 million of term debt and $76.5 million of revolving debt.
Fourth Modification of Credit Facility
On November 5, 2024, REIT Properties III entered into the fourth modification of the Credit Facility (the “Credit Facility Fourth Modification Agreement”) with the Credit Facility Agent and Credit Facility Lenders.
The Credit Facility Fourth Modification Agreement amends the maturity date of the loan to the earliest to occur of (i) November 15, 2024 and (ii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated. Pursuant to the Credit Facility Fourth Modification Agreement, the Credit Facility Agent and Credit Facility Lenders waived the requirement for REIT Properties III to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through and including the current maturity date.
Fifth Modification and Extension of the 3001 & 3003 Washington Mortgage Loan
On November 6, 2024, the 3001 & 3003 Washington Borrowers and REIT Properties III entered into the fifth modification and extension agreement of the 3001 & 3003 Washington Mortgage Loan with the 3001 & 3003 Washington Lender (the “3001 & 3003 Washington Mortgage Loan Fifth Modification”). Pursuant to the 3001 & 3003 Washington Mortgage Loan Fifth Modification, the 3001 & 3003 Washington Lender agreed to extend the maturity date of the 3001 & 3003 Washington Mortgage Loan to May 6, 2026. Additionally, pursuant to the 3001 & 3003 Washington Mortgage Loan Fifth Modification, effective November 6, 2024, the 3001 & 3003 Washington Mortgage Loan bears interest at one-month Term SOFR plus 290 basis points plus a SOFR margin adjustment of 10 basis points and monthly payments are interest only. The aggregate outstanding principal balance of the 3001 & 3003 Washington Mortgage Loan was approximately $138.8 million as of November 6, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2024
(unaudited)
13. SUBSEQUENT EVENTS (CONTINUED)
The 3001 & 3003 Washington Mortgage Loan Fifth Modification requires that 100% of excess cash flow from 3001 Washington Boulevard and 3003 Washington Boulevard be deposited monthly into a cash collateral account (the “3001 & 3003 Washington Cash Sweep Collateral Account”). Funds may not be withdrawn from the 3001 & 3003 Washington Cash Sweep Collateral Account without the prior written consent of the 3001 & 3003 Washington Lender. The 3001 & 3003 Washington Mortgage Loan Fifth Modification provides that, subject to the requirements contained therein, the 3001 & 3003 Washington Borrowers will be permitted to withdraw funds from the 3001 & 3003 Washington Cash Sweep Collateral Account to pay or reimburse the 3001 & 3003 Washington Borrowers for approved tenant improvements, leasing commissions and capital improvements and for operating shortfalls related to the Washington Properties to the extent they occur in any month. Additionally, to the extent the 3001 & 3003 Washington Borrowers do not meet certain conditions, the 3001 & 3003 Washington Lender has the right to withdraw funds from the 3001 & 3003 Washington Cash Sweep Collateral Account and apply such funds to any due and payable obligations of the 3001 & 3003 Washington Borrowers.
The 3001 & 3003 Washington Mortgage Loan Fifth Modification provides that on or prior to November 15, 2024 (unless extended by the 3001 & 3003 Washington Lender), the Company will cause certain of the equity interests of the Company’s subsidiaries that own the Carillon property to be pledged to the 3001 & 3003 Washington Lender as security for all of the 3001 & 3003 Washington Borrowers’ obligations under the 3001 & 3003 Washington Mortgage Loan and the failure to do so constitutes an immediate default under the loan documents. Further, in the event of the sale of the Carillon property, certain excess proceeds from such sale must be used to repay the 3001 & 3003 Washington Mortgage Loan.
The 3001 & 3003 Washington Mortgage Loan Fifth Modification also provides that, among other conditions, if elected by the 3001 & 3003 Washington Lender, a default will occur under the 3001 & 3003 Washington Mortgage Loan if (i) an event of default occurs under the Carillon Mortgage Loan or (ii) a written demand for payment following a default is delivered to REIT Properties III under the terms of any indebtedness of REIT Properties III, where the demand made or amount guaranteed is greater than $5.0 million.
Pursuant to the 3001 & 3003 Washington Mortgage Loan Fifth Modification, a loan fee of $0.4 million is owed to the 3001 & 3003 Washington Lender, which loan fee is deferred and will be due upon the earliest to occur of the maturity date and the repayment of the loan in full. Additionally, the 3001 & 3003 Washington Borrowers agreed to pay the 3001 & 3003 Washington Lender an exit fee in the amount of $1.0 million, which is due on the earliest to occur of the maturity date and the repayment of the loan in full, provided that the exit fee is automatically waived if the 3001 & 3003 Washington Borrowers repay the loan on or before December 15, 2025.

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
•As of November 14, 2024, we have $1.0 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. In addition, we continue to evaluate raising capital through the issuance of new equity or debt. We may also defer noncontractual expenditures. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows due to elevated interest rates and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We have entered into loan modification and extension agreements with the lenders under the Amended and Restated Portfolio Facility, the outstanding principal balance of which is approximately $601.3 million. The extension agreements require us to satisfy certain conditions, some of which conditions are not in our sole control, including our taking identified actions relating to our portfolio. Our failure to satisfy certain of these conditions will result in an immediate event of default under the loan documents.
•Continued disruptions in the financial markets and economic uncertainty impacting the U.S. commercial real estate industry could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, could materially and negatively impact the future demand for office space, further adversely impacting our operations.
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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2024, we owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
Due to disruptions in the financial markets, it is difficult to refinance maturing debt obligations as lenders are hesitant to make new loans in the current market environment with so many uncertainties surrounding asset valuations, especially in the office real estate market. As of November 14, 2024, we have $1.0 billion of loan maturities in the next 12 months. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
On February 12, 2024, after running an interview process with several investment banks, we engaged Moelis & Company LLC, a global investment bank with expertise in real estate, capital raising and restructuring, to assist us in developing, evaluating and pursuing a comprehensive plan to maximize the value of our assets in a manner that would be beneficial to all of our stakeholders.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of November 14, 2024. We have entered into short-term extension and modification agreements for this facility, which has a current maturity date of November 20, 2024. The extension and modification agreements require us to satisfy certain conditions, certain of which are not in our sole control, including our taking identified actions relating to our portfolio. Our failure to satisfy certain of these conditions will result in an immediate event of default under the loan documents. The extension and modification agreements also provide a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered to KBS REIT Properties III LLC, our indirect wholly owned subsidiary, by U.S. Bank, National Association following a default under the following loans (a) our Credit Facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC where the demand made or amount guaranteed is greater than $5.0 million. In addition, the loan modification and extension agreements provide a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default is delivered to KBS REIT Properties III LLC by the lenders under our Almaden Mortgage Loan or our Park Place Village Mortgage Loan, in each case where the demand made or amount guaranteed is greater than $5.0 million.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. In addition, we continue to evaluate raising capital through the issuance of new equity or debt. We may also defer noncontractual expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
There can be no assurances as to the certainty or timing of management’s plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to successfully refinance, restructure or extend certain of our debt instruments, our ability to sell assets and our ability to raise new equity or debt. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows due to elevated interest rates and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.
Continued disruptions in the financial markets and economic uncertainty impacting the U.S. commercial real estate industry could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, which increased as a result of the COVID-19 pandemic, could materially and negatively impact the future demand for office space, further adversely impacting our operations.

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
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of September 30, 2024, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of November 14, 2024, the aggregate value of our investment in the units of the SREIT was $36.6 million, which was based solely on the closing price of the units on the SGX-ST of $0.154 per unit as of November 14, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.726 per unit from our initial acquisition of SREIT units at $0.880 per unit on July 19, 2019.
As of September 30, 2024, we had mortgage debt obligations in the aggregate principal amount of $1.6 billion, with a weighted-average remaining term of 0.5 years. As of September 30, 2024, we had $1.2 billion of notes payable maturing during the 12 months ending September 30, 2025. Considering the current commercial real estate lending environment, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of issuance of these financial statements. As of September 30, 2024, our debt obligations consisted of $118.8 million of fixed rate notes payable and $1.5 billion of variable rate notes payable. As of September 30, 2024, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
We are proactively and productively engaged in discussions with our lenders for the modification and extension of our maturing debt obligations, including the Amended and Restated Portfolio Loan Facility with an outstanding principal balance of $601.3 million as of November 14, 2024. We have entered into short-term extension and modification agreements for this facility, which has a current maturity date of November 20, 2024. The extension and modification agreements require us to satisfy certain conditions, some of which conditions are not in our sole control, including our taking identified actions relating to our portfolio. Our failure to satisfy certain of these conditions will result in an immediate event of default under the loan documents. The extension and modification agreements also provide a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered to KBS REIT Properties III LLC, our indirect wholly owned subsidiary, by U.S. Bank, National Association following a default under the following loans (a) our Credit Facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of KBS REIT Properties III LLC where the demand made or amount guaranteed is greater than $5.0 million. In addition, the loan modification and extension agreements provide a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default is delivered to KBS REIT Properties III LLC by the lenders under our Almaden Mortgage Loan or our Park Place Village Mortgage Loan, in each case where the demand made or amount guaranteed is greater than $5.0 million.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in our real estate portfolio, we may consider selling assets into a challenged real estate market in an effort to manage our liquidity needs. Selling real estate assets in the current market would likely adversely impact the ultimate sale price. In addition, we continue to evaluate raising capital through the issuance of new equity or debt. We may also defer noncontractual expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
There can be no assurances as to the certainty or timing of management’s plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to successfully refinance, restructure or extend certain of our debt instruments, our ability to sell assets and our ability to raise new equity or debt. Moreover, our loan agreements contain cross default provisions, including that the failure of one or more of our subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of our indebtedness under other debt facilities. If we are unable to successfully refinance or restructure certain of our debt instruments, we may seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under other indebtedness of our subsidiaries. As a result of our upcoming loan maturities, reductions in loan commitments and loan paydowns, the challenging commercial real estate lending environment, the current interest rate environment, leasing challenges in certain markets where we own properties, reduction in our cash flows due to elevated interest rates and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.
In addition, four of our debt facilities (representing $1.1 billion of our borrowings and 12 of our properties as of November 14, 2024) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts. However, such cash management accounts decrease our operating flexibility.
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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2024, our borrowings and other liabilities were approximately 57% of the cost (before deducting depreciation and other noncash reserves) and 60% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
We have not declared any distributions since June 2023. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to higher interest expense and a decrease in dividend income received from the SREIT. We are unable to predict when or if we will be in a position to pay distributions to our stockholders. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to pay any dividends or distributions on our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, on March 15, 2024, we terminated our dividend reinvestment plan. See “—Going Concern Considerations” and “—Market Outlook—Real Estate and Real Estate Finance Markets” herein and Part I, Item 1A, “Risk Factors” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Information” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.
We did not redeem any shares of our common stock during the nine months ended September 30, 2024. Due to certain restrictions and covenants included in one of our loan agreements, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which matures on March 1, 2026. As a result, we terminated our share redemption program on March 15, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2024 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the nine months ended September 30, 2024 and 2023, net cash provided by operating activities was $6.8 million and $37.2 million, respectively. Net cash provided by operating activities was lower during the nine months ended September 30, 2024 primarily as a result of higher interest expense, a decrease in dividend income received from the SREIT, the sale of a real estate property in February 2024, an increase in legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts, and the timing of payments and cash receipts, offset by $6.6 million of interest rate swap settlement proceeds received in 2024 for early terminated swaps.
Cash Flows from Investing Activities
Net cash provided by investing activities was $18.3 million for the nine months ended September 30, 2024 due to $46.9 million of net proceeds from the sale of the McEwen Building, offset by $28.6 million used in improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities was $30.0 million and primarily consisted of the following:
•$28.1 million of net cash used in debt financing as a result of principal payments on notes payable of $56.3 million and payments of deferred financing costs of $5.7 million, partially offset by proceeds from notes payable of $33.9 million; and
•$1.9 million of restricted cash surrendered in connection with the deed-in-lieu of foreclosure transaction related to 201 Spear Street.
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to September 30, 2024.
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
As of September 30, 2024, we had accrued $18.6 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also, included in accrued asset management fees as of September 30, 2024 is $8.5 million of restricted cash deposited into the Bonus Retention Fund. We had not made any payments to our advisor from the Bonus Retention Fund as of September 30, 2024.
Debt Obligations
The following is a summary of our debt obligations as of September 30, 2024 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2024	2025-2026	2027-2028	Thereafter
Outstanding debt obligations (1)	$1,591,211	$1,110,717	$480,494	$—	$—
Interest payments on outstanding debt obligations (2)	55,253	16,920	38,333	—	—
Interest payments on interest rate swaps (3) (4)	—	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of September 30, 2024. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. See the above discussion under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2024 (consisting of the contractual interest rate and using interest rate indices as of September 30, 2024, where applicable). We incurred interest expense related to notes payable of $89.9 million, excluding amortization of deferred financing costs totaling $7.8 million, during the nine months ended September 30, 2024. We have continued to have discussions with our lenders regarding potential modifications to certain debt obligations, including the Amended and Restated Portfolio Loan Facility, the Credit Facility and the Accenture Tower Revolving Loan. Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, we expect lenders to demand higher interest rate spreads compared to the existing terms in our current loan agreements as was the case with the modification of the Modified Portfolio Revolving Loan Facility executed during the nine months ended September 30, 2024 and modification of the 3001 & 3003 Washington Mortgage Loan executed subsequent to September 30, 2024.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of September 30, 2024. In the case where the swapped floating rate (Fallback SOFR or one-month Term SOFR) at September 30, 2024 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(4) We recognized net realized gains related to interest rate swaps of $19.7 million, excluding unrealized loss on derivative instruments of $13.7 million and gains related to swap terminations of $0.2 million, during the nine months ended September 30, 2024.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2023, we owned 16 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Subsequent to September 30, 2023, we disposed of one office property in connection with a deed-in-lieu of foreclosure transaction and sold one office property. As a result, as of September 30, 2024, we owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three and nine months ended September 30, 2024 and 2023 are not directly comparable. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

Comparison of the three months ended September 30, 2024 versus the three months ended September 30, 2023

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2024	2023
Rental income	$63,538	$69,489	$(5,951)	(9)%	$(4,442)	$(1,509)
Dividend income from real estate equity securities	427	5,310	(4,883)	(92)%	—	(4,883)
Other operating income	4,642	4,748	(106)	(2)%	(159)	53
Operating, maintenance and management	18,751	19,789	(1,038)	(5)%	(1,413)	375
Real estate taxes and insurance	12,736	12,542	194	2%	(833)	1,027
Asset management fees to affiliate	4,942	5,268	(326)	(6)%	(382)	56
General and administrative expenses	6,292	1,630	4,662	286%	n/a	n/a
Depreciation and amortization	27,539	29,154	(1,615)	(6)%	(1,373)	(242)
Interest expense	32,055	31,059	996	3%	(2,292)	3,288
Net loss (gain) on derivative instruments	14,918	(12,180)	27,098	(222)%	—	27,098
Impairment charges on real estate	6,847	—	6,847	100%	—	6,847
Unrealized gain (loss) on real estate equity securities	16,620	(15,541)	32,161	(207)%	—	32,161
Other interest income	309	140	169	121%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 related to the dispositions of properties after July 1, 2023.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $69.5 million for the three months ended September 30, 2023 to $63.5 million for the three months ended September 30, 2024, primarily due to lease expirations at a property held throughout both periods, the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. We expect rental income to decrease in future periods as a result of the disposition of these two properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities decreased from $5.3 million for the three months ended September 30, 2023 to $0.4 million for the three months ended September 30, 2024 due to a decrease in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income decreased slightly from $4.7 million for the three months ended September 30, 2023 to $4.6 million for the three months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an increase in parking revenues at properties held throughout both periods as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $19.8 million for the three months ended September 30, 2023 to $18.8 million for the three months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an overall increase in repairs and maintenance costs as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance increased slightly from $12.5 million for the three months ended September 30, 2023 to $12.7 million for the three months ended September 30, 2024, primarily due to the increased assessed property value of a real estate property held throughout both periods, offset by the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees with respect to our real estate investments decreased from $5.3 million for the three months ended September 30, 2023 to $4.9 million for the three months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of September 30, 2024, there were $18.6 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “– Liquidity and Capital Resources” herein.
General and administrative expenses increased from $1.6 million for the three months ended September 30, 2023 to $6.3 million for the three months ended September 30, 2024, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs. We expect general and administrative expenses to remain elevated in the future due to higher portfolio legal fees and consulting fees we expect to incur in 2024.
Depreciation and amortization decreased from $29.2 million for the three months ended September 30, 2023 to $27.5 million for the three months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense increased from $31.1 million for the three months ended September 30, 2023 to $32.1 million for the three months ended September 30, 2024. Included in interest expense was (i) $30.1 million and $30.3 million of interest expense payments for the three months ended September 30, 2023 and 2024, respectively, and (ii) the amortization of deferred financing costs of $1.0 million and $1.8 million for the three months ended September 30, 2023 and 2024, respectively. The increase in interest expense was primarily due to higher one-month BSBY and one-month Term SOFR during the three months ended September 30, 2024 and the impact on interest expense related to our variable rate debt, a higher fixed interest rate on the Almaden Mortgage Loan, which became effective in December 2023, additional revolver draws and recent loan modifications which have resulted in additional loan fees being amortized to interest expense in 2024, partially offset by less interest expense incurred as a result of the disposition of an office property and related forgiveness of debt in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings or loan paydowns and to increase if interest rate spreads are higher when we refinance our existing loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We recorded net loss on derivative instruments of $14.9 million for the three months ended September 30, 2024. Included in net loss on derivative instruments was unrealized loss on interest rate swaps of $21.2 million, offset by realized gain on interest rate swaps of $6.3 million for the three months ended September 30, 2024. We recorded net gain on derivative instruments of $12.2 million for the three months ended September 30, 2023. Included in net gain on derivative instruments was unrealized gain on interest rate swaps of $3.6 million and realized gain on interest rate swaps of $8.6 million for the three months ended September 30, 2023. The change in net loss (gain) on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended September 30, 2024. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
During the three months ended September 30, 2024, we recorded non-cash impairment charges of $6.8 million to write down the carrying value of 60 South Sixth (located in Minneapolis, Minnesota) to its estimated fair value as a result of changes in cash flow estimates which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued challenges in the leasing environment. We did not record any non-cash impairment charges during the three months ended September 30, 2023.
During the three months ended September 30, 2024 and 2023, we recorded an unrealized gain on real estate equity securities of $16.6 million and unrealized loss on real estate equity securities of $15.5 million, respectively, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.

Comparison of the nine months ended September 30, 2024 versus the nine months ended September 30, 2023

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2024	2023
Rental income	$193,576	$200,859	$(7,283)	(4)%	$(9,053)	$1,770
Dividend income from real estate equity securities	967	11,850	(10,883)	(92)%	—	(10,883)
Other operating income	13,688	13,857	(169)	(1)%	(428)	259
Operating, maintenance and management	53,852	55,728	(1,876)	(3)%	(3,712)	1,836
Real estate taxes and insurance	37,807	39,994	(2,187)	(5)%	(2,411)	224
Asset management fees to affiliate	14,762	15,542	(780)	(5)%	(1,056)	276
General and administrative expenses	14,155	4,766	9,389	197%	n/a	n/a
Depreciation and amortization	83,559	86,263	(2,704)	(3)%	(4,387)	1,683
Interest expense	97,716	87,137	10,579	12%	(5,978)	16,557
Net gain on derivative instruments	(6,137)	(32,110)	25,973	(81)%	—	25,973
Impairment charges on real estate	6,847	45,459	(38,612)	(85)%	(45,459)	6,847
Unrealized loss on real estate equity securities	(7,403)	(57,630)	50,227	(87)%	—	50,227
Gain from extinguishment of debt	56,372	—	56,372	100%	56,372	—
Gain on sale of real estate, net	14,781	—	14,781	100%	14,781	—
Other interest income	991	250	741	296%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 related to the dispositions of properties after January 1, 2023.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 related to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income from our real estate properties decreased from $200.9 million for the nine months ended September 30, 2023 to $193.6 million for the nine months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, the sale of a real property in February 2024 and lease expirations at a property held throughout both periods, partially offset by lease commencements and the reversal of previously reserved accounts receivable that are no longer doubtful of collection at properties held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of these two properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities decreased from $11.9 million for the nine months ended September 30, 2023 to $1.0 million for the nine months ended September 30, 2024 due to a decrease in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.
Other operating income decreased slightly from $13.9 million for the nine months ended September 30, 2023 to $13.7 million for the nine months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an increase in parking revenues at properties held throughout both periods as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $55.7 million for the nine months ended September 30, 2023 to $53.9 million for the nine months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an overall increase in repairs and maintenance costs and operating costs, including janitorial and utilities, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased from $40.0 million for the nine months ended September 30, 2023 to $37.8 million for the nine months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, the sale of a real property in February 2024 and a decrease in real estate taxes as a result of property tax refunds received and successful property tax appeals related to properties held throughout both periods, partially offset by the increased assessed property value of a real estate property held throughout both periods. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees decreased from $15.5 million for the nine months ended September 30, 2023 to $14.8 million for the nine months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by an increase due to capital improvements at our real estate properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of September 30, 2024, there were $18.6 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “— Liquidity and Capital Resources” herein.
General and administrative expenses increased from $4.8 million for the nine months ended September 30, 2023 to $14.2 million for the nine months ended September 30, 2024, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs. We expect general and administrative expenses to remain elevated in the future due to higher portfolio legal fees and consulting fees we expect to incur in 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Depreciation and amortization decreased from $86.3 million for the nine months ended September 30, 2023 to $83.6 million for the nine months ended September 30, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024, partially offset by the acceleration of amortization for an early lease termination and an increase in capital improvements as a result of lease commencements at a property held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense increased from $87.1 million for the nine months ended September 30, 2023 to $97.7 million for the nine months ended September 30, 2024. Included in interest expense was (i) $84.0 million and $89.9 million of interest expense payments for the nine months ended September 30, 2023 and 2024, respectively, and (ii) the amortization of deferred financing costs of $3.1 million and $7.8 million for the nine months ended September 30, 2023 and 2024, respectively. The increase in interest expense was primarily due to higher one-month BSBY and one-month Term SOFR during the nine months ended September 30, 2024 and the impact on interest expense related to our variable rate debt, a higher fixed interest rate on the Almaden Mortgage Loan, which became effective in December 2023, additional revolver draws and recent loan modifications which have resulted in additional loan fees being amortized to interest expense in 2024, partially offset by less interest expense incurred as a result of the disposition of an office property and related forgiveness of debt in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sale of a real property in February 2024. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings or loan paydowns and to increase if interest rate spreads are higher when we refinance our existing loans.
We recorded net gain on derivative instruments of $6.1 million for the nine months ended September 30, 2024. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $19.7 million, (ii) gains related to swap terminations of $0.2 million, and offset by (iii) unrealized loss on interest rate swaps of $13.7 million for the nine months ended September 30, 2024. We recorded net gain on derivative instruments of $32.1 million for the nine months ended September 30, 2023. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $22.9 million, (ii) unrealized gain on interest rate swaps of $9.3 million, and offset by (iii) fair value loss on interest rate cap of $25,000 for the nine months ended September 30, 2023. The change in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the nine months ended September 30, 2024. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
During the nine months ended September 30, 2024, we recorded non-cash impairment charges of $6.8 million to write down the carrying value of 60 South Sixth (located in Minneapolis, Minnesota) to its estimated fair value as a result of changes in cash flow estimates which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. During the nine months ended September 30, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. As a result, 201 Spear Street was valued at substantially less than the outstanding mortgage debt. Subsequent to September 30, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction with the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan.
During the nine months ended September 30, 2024 and 2023, we recorded an unrealized loss on real estate equity securities of $7.4 million and $57.6 million, respectively, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the nine months ended September 30, 2024, we recognized a gain on extinguishment of debt of $56.4 million in connection with the deed-in-lieu of foreclosure transaction related to the 201 Spear Street Mortgage Loan. The gain on extinguishment of debt related to the 201 Spear Street Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $128.7 million and the carrying value of the real estate property and other assets of approximately $72.3 million, at the time of the transfer of the 201 Spear Street property and other assets in satisfaction of the loan. We did not record any gain on extinguishment of debt during the nine months ended September 30, 2023.
We recognized a gain on sale of real estate of $14.8 million during the nine months ended September 30, 2024 related to the disposition of the McEwen Building in February 2024. We did not dispose of any real estate during the nine months ended September 30, 2023.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2024 and 2023 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(38,544)	$(23,116)	$(29,589)	$(133,593)
Depreciation of real estate assets	23,679	24,706	70,980	72,749
Amortization of lease-related costs	3,860	4,448	12,579	13,514
Impairment charges on real estate	6,847	—	6,847	45,459
Unrealized (gain) loss on real estate equity securities	(16,620)	15,541	7,403	57,630
Gain on sale of real estate, net	—	—	(14,781)	—
FFO (1)	(20,778)	21,579	53,439	55,759
Straight-line rent and amortization of above- and below-market leases, net	(2,126)	(3,750)	(8,083)	(6,435)
Gain from extinguishment of debt	—	—	(56,372)	—
Unrealized loss (gain) on derivative instruments	21,229	(3,629)	13,728	(9,248)
Gains related to swap terminations	—	—	(178)	—
MFFO (1)	$(1,675)	$14,200	$2,534	$40,076
_____________________
(1) FFO and MFFO for the three and nine months ended September 30, 2024 include expenses of $3.3 million and $8.2 million, respectively, related to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts.
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
Purchase and Sale Agreement for Sale of Preston Commons
On June 19, 2013, we, through an indirect wholly owned subsidiary, acquired three office buildings containing 427,799 rentable square feet located on approximately 6.3 acres of land in Dallas, Texas (“Preston Commons”). On October 9, 2024, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “Preston Commons Agreement”) for the sale of Preston Commons to a purchaser unaffiliated with us or our advisor (the “Purchaser”). Pursuant to the Preston Commons Agreement, the sale price for Preston Commons is $151.0 million, subject to prorations and adjustments as provided in the Preston Commons Agreement.
The closing date is expected to occur on or before November 25, 2024. There can be no assurance that we will complete the sale of Preston Commons. The Purchaser would be obligated to purchase Preston Commons only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $3.0 million of earnest money.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Sixth Modification of the Amended and Restated Portfolio Loan Facility
On October 11, 2024, we, through certain of our indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”), entered into a sixth loan modification and extension agreement (the “Sixth Extension Agreement”) with Bank of America, N.A., as administrative agent (the “Agent”) and the current lenders under the Amended and Restated Portfolio Loan Facility, which are Bank of America, N.A.; Wells Fargo Bank, National Association; U.S. Bank, National Association; Capital One, National Association; PNC Bank, National Association; Regions Bank; and Zions Bankcorporation, N.A., DBA California Bank & Trust (together, the “Portfolio Loan Lenders”). The Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Preston Commons, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center (the “Portfolio Loan Properties”).
Pursuant to the Sixth Extension Agreement, the maturity date of the facility was extended to November 20, 2024. The Sixth Extension Agreement requires us to satisfy certain conditions, some of which conditions are not in our sole control, including our taking identified actions relating to our portfolio. The failure of us to satisfy certain of these conditions will result in an immediate event of default under the loan documents.
The aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $601.3 million as of October 11, 2024.
The Sixth Extension Agreement waived certain milestones initially included in the fourth and fifth extension agreements, including the requirement for us to raise not less than $100,000,000 in new equity, debt or a combination of both.
Under the Sixth Extension Agreement, the Agent and the Portfolio Loan Lenders waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio through the then current maturity date under the loan documents and waived the requirement for KBS REIT Properties III LLC, as guarantor, to satisfy a net worth covenant through the then current maturity date under the loan documents.
Pursuant to the Sixth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers also agreed (a) to pay the Portfolio Loan Lenders a non-refundable fee in the amount of $250,000, and (b) to pay the Agent certain costs and expenses incurred by the Agent in connection with the Sixth Extension Agreement. In addition, pursuant to the Sixth Extension Agreement, the Portfolio Loan Lenders agreed to modify the timing of the payment of the exit fee in the amount of $1.0 million due to the Portfolio Loan Lenders to the earliest to occur of the maturity date, the occurrence of certain triggering events under the loan documents and the repayment of the loan in full.
Amendment to the Advisory Agreement
As required by the Sixth Extension Agreement, on October 11, 2024, we and our advisor entered into an amendment to the advisory agreement between the parties to reduce and defer until December 1, 2025 certain transaction-based compensation in an amount of approximately $0.5 million that may be payable to our advisor.
Third Modification of the Accenture Tower Revolving Loan
On November 2, 2020, we, through an indirect wholly owned subsidiary (the “Accenture Tower Borrower”), entered into a loan facility with U.S. Bank, National Association, as administrative agent (the “Agent”), joint lead arranger and co-book runner; Bank of America, N.A., as syndication agent, joint lead arranger and co-book runner; and each of the financial institutions signatory thereto as lenders (as amended and modified, the “Accenture Tower Revolving Loan”). The current lenders under the Accenture Tower Revolving Loan are U.S. Bank, National Association, Bank of America, N.A., Deutsche Pfandbriefbank AG and the National Bank of Kuwait S.A.K.P. Grand Caymans Branch (the “Accenture Tower Lenders”). The Accenture Tower Revolving Loan is secured by Accenture Tower.
On November 1, 2024, we, through the Accenture Tower Borrower, entered into a third modification agreement with the Accenture Tower Lenders (the “Third Modification Agreement”) to (i) extend the maturity date of the Accenture Tower Revolving Loan to December 10, 2024 and (ii) remove any prior right of the Accenture Tower Borrower to exercise an additional 12-month extension option. Under the Third Modification Agreement, the Agent and the Accenture Tower Lenders waived the requirement for KBS REIT Properties III LLC as guarantor to satisfy the net worth covenant, the leverage ratio covenant and the EBITDA to fixed charges ratio covenant for all periods following November 1, 2024 through the extended maturity date of December 10, 2024. As of November 1, 2024, the outstanding principal balance of the Accenture Tower Revolving Loan was $306.0 million, which consisted of $229.5 million of term debt and $76.5 million of revolving debt. We continue to work with the Accenture Tower Lenders to reach a longer-term extension of the Accenture Tower Revolving Loan, though there can be no assurance as to the certainty or timing of our plans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Fourth Modification of Credit Facility
On November 5, 2024, KBS REIT Properties III LLC entered into the fourth modification of the Credit Facility (the “Credit Facility Fourth Modification Agreement”) with U.S. Bank National Association, as administrative agent (the “Credit Facility Agent”). The current lenders under the Credit Facility are U.S. Bank National Association and Bank of America, N.A. (the “Credit Facility Lenders”).
The Credit Facility Fourth Modification Agreement amends the maturity date of the loan to the earliest to occur of (i) November 15, 2024 and (ii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated. Pursuant to the Credit Facility Fourth Modification Agreement, the Credit Facility Agent and Credit Facility Lenders waived the requirement for KBS REIT Properties III LLC to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through and including the current maturity date.
Fifth Modification and Extension of the 3001 & 3003 Washington Mortgage Loan
On November 6, 2024, we, through certain of our indirect wholly owned subsidiaries (the “3001 & 3003 Washington Borrowers”) and KBS REIT Properties III LLC entered into the fifth modification and extension agreement of the 3001 & 3003 Washington Mortgage Loan (the “3001 & 3003 Washington Mortgage Loan Fifth Modification”) with Bank of America, N.A., as administrative agent and lender (the “3001 & 3003 Washington Lender”). Pursuant to the 3001 & 3003 Washington Mortgage Loan Fifth Modification, the 3001 & 3003 Washington Lender agreed to extend the maturity date of the 3001 & 3003 Washington Mortgage Loan to May 6, 2026. Additionally, pursuant to the 3001 & 3003 Washington Mortgage Loan Fifth Modification, effective November 6, 2024, the 3001 & 3003 Washington Mortgage Loan bears interest at one-month Term SOFR plus 290 basis points plus a SOFR margin adjustment of 10 basis points and monthly payments are interest only. The aggregate outstanding principal balance of the 3001 & 3003 Washington Mortgage Loan was approximately $138.8 million as of November 6, 2024.
The 3001 & 3003 Washington Mortgage Loan Fifth Modification requires that 100% of excess cash flow from 3001 Washington Boulevard and 3003 Washington Boulevard be deposited monthly into a cash collateral account (the “3001 & 3003 Washington Cash Sweep Collateral Account”). Funds may not be withdrawn from the 3001 & 3003 Washington Cash Sweep Collateral Account without the prior written consent of the 3001 & 3003 Washington Lender. The 3001 & 3003 Washington Mortgage Loan Fifth Modification provides that, subject to the requirements contained therein, the 3001 & 3003 Washington Borrowers will be permitted to withdraw funds from the 3001 & 3003 Washington Cash Sweep Collateral Account to pay or reimburse the 3001 & 3003 Washington Borrowers for approved tenant improvements, leasing commissions and capital improvements and for operating shortfalls related to the Washington Properties to the extent they occur in any month. Additionally, to the extent the 3001 & 3003 Washington Borrowers do not meet certain conditions, the 3001 & 3003 Washington Lender has the right to withdraw funds from the 3001 & 3003 Washington Cash Sweep Collateral Account and apply such funds to any due and payable obligations of the 3001 & 3003 Washington Borrowers.
The 3001 & 3003 Washington Mortgage Loan Fifth Modification provides that on or prior to November 15, 2024 (unless extended by the 3001 & 3003 Washington Lender), we will cause certain of the equity interests of our subsidiaries that own the Carillon property to be pledged to the 3001 & 3003 Washington Lender as security for all of the 3001 & 3003 Washington Borrowers’ obligations under the 3001 & 3003 Washington Mortgage Loan and the failure to do so constitutes an immediate default under the loan documents. Further, in the event of the sale of the Carillon property, certain excess proceeds from such sale must be used to repay the 3001 & 3003 Washington Mortgage Loan.
The 3001 & 3003 Washington Mortgage Loan Fifth Modification also provides that, among other conditions, if elected by the 3001 & 3003 Washington Lender, a default will occur under the 3001 & 3003 Washington Mortgage Loan if (i) an event of default occurs under the Carillon Mortgage Loan or (ii) a written demand for payment following a default is delivered to REIT Properties III under the terms of any indebtedness of REIT Properties III, where the demand made or amount guaranteed is greater than $5.0 million.
Pursuant to the 3001 & 3003 Washington Mortgage Loan Fifth Modification, a loan fee of $0.4 million is owed to the 3001 & 3003 Washington Lender, which loan fee is deferred and will be due upon the earliest to occur of the maturity date and the repayment of the loan in full. Additionally, the 3001 & 3003 Washington Borrowers agreed to pay the 3001 & 3003 Washington Lender an exit fee in the amount of $1.0 million, which is due on the earliest to occur of the maturity date and the repayment of the loan in full, provided that the exit fee is automatically waived if the 3001 & 3003 Washington Borrowers repay the loan on or before December 15, 2025.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2024, the fair value of our fixed rate debt was $119.3 million and the outstanding principal balance of our fixed rate debt was $118.8 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of September 30, 2024. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2024, we were exposed to market risks related to fluctuations in interest rates on $372.4 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of September 30, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2025, interest expense on our variable rate debt would increase or decrease by $3.7 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of September 30, 2024 were 7.5% and 5.6%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of September 30, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2024 where applicable.
We continue to have discussions with our lenders regarding potential modifications to certain debt obligations, including the Amended and Restated Portfolio Loan Facility, the Credit Facility and the Accenture Tower Revolving Loan. Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, we expect lenders to demand higher interest rate spreads compared to the existing terms in our current loan agreements as was the case with the modification of the Modified Portfolio Revolving Loan Facility executed during the nine months ended September 30, 2024 and modification of the 3001 & 3003 Washington Mortgage Loan subsequent to September 30, 2024. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt. For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets” and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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
As of September 30, 2024, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of September 30, 2024, the aggregate value of our investment in the units of the SREIT was $44.4 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.187 per unit as of September 30, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.693 per unit from our initial acquisition of SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. Based solely on the closing price per unit of the SREIT units as of September 30, 2024, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $4.4 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
b).Not applicable.
c).Due to certain restrictions and covenants included in one of our credit facilities, we do not expect to redeem any shares of our common stock during the term of the loan agreement, which has a maturity date of March 1, 2026. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the nine months ended September 30, 2024.

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

10.1
Fifth Loan Modification and Extension Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, and KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC, Bank of America, N.A. and the Lenders, effective as of July 15, 2024

10.2	Second Amendment to Deed of Office Lease by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, made as of August 12, 2024

10.3
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2024, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 27, 2024

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 14, 2024	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 14, 2024	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)