Form 10-K
period 2024-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2025-03-14
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 12, 2023, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.60 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2023, with the exception of adjustments to the Registrant’s net asset value to give effect to (i) the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of November 15, 2023 and (ii) the estimated sale price based on offers received for one property that was being marketed for sale. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 12, 2023, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023. On December 12, 2024, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $3.89 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2024, with the exception of adjustments to the Registrant’s net asset value to give effect to (i) the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of November 14, 2024, (ii) the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024 and (iii) estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 12, 2024, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 148,495,389 shares of common stock held by non-affiliates as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 10, 2025, there were 148,516,246 outstanding shares of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

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
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow.

•In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof, thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. We have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain debt facilities. If an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
•As of March 14, 2025, five of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
•We are unable to predict when or if we will be in a position to pay distributions to our stockholders. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We have not declared any distributions since June 2023. If and when we pay distributions, we will likely fund distributions from the sale of assets.
•Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance when we will be able to provide additional liquidity to stockholders. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We terminated our share redemption program on March 15, 2024.
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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2024, we owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of a Singapore real estate investment trust (the “SREIT”).
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
Going Concern Considerations
The accompanying consolidated financial statements and notes in this Annual Report have been prepared assuming we will continue as a going concern. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.
Since February 2024, we have refinanced, restructured or extended $1.3 billion of maturing debt obligations. As of March 14, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.

As of March 14, 2025, we have $467.0 million of loan maturities and required principal paydowns during the next 12 months and $672.7 million of loan maturities and required principal paydowns from March 14, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon, Park Place Village and Accenture Tower. Additionally, we are required to pledge approximately half of the units of the SREIT that we own.
In addition, as of March 14, 2025, five of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
Despite the substantial amount of refinancing activity since February 2024 (over $1.3 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations, sell assets in the current real and financial markets and raise capital through the issuance of new equity or debt. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales.
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
Continued disruptions in the financial markets and economic uncertainty impacting the U.S. commercial real estate industry could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior could materially and negatively impact the future demand for office space, further adversely impacting our operations.
Objectives and Strategies
Our primary objective is to maximize the long-term value of our company for all of our stakeholders. To that end, our current goals and objectives are to effectively manage our loan maturity and loan paydown schedule, efficiently manage our real estate portfolio through the economic downturn in order to maximize the long-term portfolio value, and monitor the office market and properties in the portfolio for beneficial sale opportunities in order to maximize value and further enhance liquidity.

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
Our advisor develops a well-defined exit strategy for each investment we make and periodically performs a hold-sell analysis on each asset. These periodic analyses focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would maximize value for our stakeholders. Economic and market conditions may influence us to hold our assets for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us, if it is required to meet maturing debt obligations or loan paydowns, or the sale of the asset would otherwise be in the best interests of our stakeholders.
We acquired our first real estate property on September 29, 2011. As of December 31, 2024, our portfolio of real estate properties was composed of 13 office properties and one mixed-use office/retail property. For more information on our real estate investments, including tenant information, see Part I, Item 2 “Properties.”
We also own an investment in the equity securities of the SREIT. On July 18, 2019, we sold 11 of our properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, a Singapore real estate investment trust that listed on the Singapore Exchange Securities Trading Limited (the “SGX-ST”) (SGX-ST Ticker: OXMU) on July 19, 2019, and on July 19, 2019, we, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT (together, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 units in the SREIT for $58.9 million, net of fees and costs, pursuant to a block trade, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. As of December 31, 2024, REIT Properties III held 237,426,088 units of the SREIT, which represented 18.2% of the outstanding units of the SREIT as of that date. As of December 31, 2024, the aggregate value of our investment in the units of the SREIT was $40.6 million, which was based solely on the closing price of the units on the SGX-ST of $0.171 per unit as of December 31, 2024 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.

The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2024:
Leased Square Feet
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 27% of our total annualized base rent as of December 31, 2024. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2024:
Annualized Base Rent (1)
____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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
As of December 31, 2024, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of one year. As of December 31, 2024, we had $525.9 million of notes payable maturing during the 12 months ending December 31, 2025 and approximately $31.8 million of required paydowns. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of issuance of these financial statements. See above, “– Going Concern Considerations” for additional information about our outstanding debt obligations. As of December 31, 2024, our debt obligations consisted of $118.4 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2024, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2024 were 7.5% and 5.7%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps and the interest rate cap, if applicable), using interest rate indices as of December 31, 2024, where applicable.

The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2024 and February 6, 2025 (in thousands), respectively:

	December 31, 2024	February 6, 2025
2025 (1)	$557,717	$142,450
2026	865,846	985,786
2027	27,500	327,500
2028	—	—
2029	—	—
Thereafter	—	—
	$1,451,063	$1,455,736
_____________________
(1) Subsequent to December 31, 2024, the borrowers under the Amended and Restated Portfolio Loan Facility entered into a loan modification agreement with the lenders to, among other modifications, extend the maturity date of the loan from January 23, 2025 to January 22, 2027. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Eighth Modification of the Amended and Restated Portfolio Loan Facility.”
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2024, our borrowings and other liabilities were approximately 56% of the cost (before deducting depreciation and other noncash reserves) and 58% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value and our leverage may exceed 75% of the fair value of our tangible assets.
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

Risks Associated with Debt Financing and Going Concern Considerations
The risks in this section should be read together with the risks discussed under “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions has had and may continue to have a material adverse effect on our results of operations and financial condition,” and “—Risks Related to an Investment in Our Common Stock—Elevated interest rates and persistent inflation have had and may continue to have an adverse effect on our financial condition and results of operations.”
We have substantial loan maturities and required principal paydowns on indebtedness over the next 12 months. Further, in order to refinance, restructure or extend maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio. As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
Since February 2024, we have refinanced, restructured or extended $1.3 billion of maturing debt obligations. As of March 14, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.
As of March 14, 2025, we have $467.0 million of loan maturities and required principal paydowns during the next 12 months and $672.7 million of loan maturities and required principal paydowns from March 14, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon, Park Place Village and Accenture Tower. Additionally, we are required to pledge approximately half of the units of the SREIT that we own. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. In such event, our stockholders would likely suffer a loss to their investment.

We have interest rate swaps outstanding with several bank counterparties. An event of default under our debt facilities that triggers an acceleration of our debt could result in an event of default under our swap agreements with bank counterparties. If such an event of default is continuing, the swap counterparty would have the right to designate an early termination date in respect of all outstanding interest rate swaps and determine a net amount payable by one of the parties using standard ISDA close-out methodology. Prior to any such early termination, subject to applicable insolvency law, the swap counterparty would have the right to suspend payments to us under all outstanding interest rate swaps for as long as such event of default is continuing. Currently, the majority of our swaps are an asset to us; however, there is no certainty that will remain the case as this will depend on future changes in interest rates.
In addition, as of March 14, 2025, five of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
Despite the substantial amount of refinancing activity since February 2024 (over $1.3 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations, sell assets in the current real and financial markets and raise capital through the issuance of new equity or debt.
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
Continued disruptions in the financial markets and economic uncertainty impacting the U.S. commercial real estate industry could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior could materially and negatively impact the future demand for office space, further adversely impacting our operations.
Lenders have required us to enter into restrictive covenants relating to our operations and may do so in the future, which could decrease our operating flexibility and cause our results of operations and financial condition to suffer.
Lenders have imposed, and may in the future impose, restrictions on us that affect our distribution and operating policies and our ability to incur additional senior debt. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions or redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. Additionally, we have terminated our share redemption program and we are unable to predict when or if we will be in a position to pay distributions to or provide liquidity to our stockholders.
In addition, as of March 14, 2025, five of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
We may finance our assets over the long-term through a variety of means, including credit facilities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing funds available for operations and causing our financial condition to suffer.
Elevated interest rates and higher interest rate spreads and future increases in interest rates and interest rate spreads could increase the amount of our interest and/or hedge payments and/or mitigate the effectiveness of our interest rate hedges.
As of December 31, 2024, our debt obligations consisted of $118.4 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2024, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, our lenders have required higher interest rate spreads in connection with the loans refinanced or extended in the last 12 months compared to the terms in the loans being refinanced or extended. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows. As a result, we expect interest expense to increase in the future as a result of recent extensions and as we continue to refinance our maturing debt.

Interest we pay reduces our net cash flow. Since we have incurred and expect to continue to incur variable rate debt, increases in interest rates raise our interest costs to the extent such debt is not effectively hedged, which reduces our cash flows and may cause our operations to suffer. In addition, if we need to repay existing debt during periods of elevated interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates and high interest rates may cause our operations and financial condition to suffer.
High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could cause our operations and financial condition to suffer.
When we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on as favorable terms as existing debt, as has been the case with loans refinanced or extended over the last 12 months. If interest rates are higher when we refinance properties subject to mortgage debt or interest rate spreads are higher, our income could be reduced. We may be unable to finance or refinance or may only be able to partly finance or refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce our cash flows, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We have broad authority to incur debt and high debt levels could cause our operations to suffer and decrease the value of our stockholders’ investment in us.
We expect our debt financing and other liabilities to be between 45% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our aggregate borrowings to 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed our charter limit only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2024, our borrowings and other liabilities were approximately 56% of the cost (before deducting depreciation and other noncash reserves) and 58% of the book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. This leverage limitation is based on cost and not fair value and our leverage may exceed 75% of the fair value of our tangible assets. These factors could cause our operations to suffer and could result in a decline in the value of our stockholders’ investment in us.
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
Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. Since 2019, due to the limitations under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions for all or a portion of the calendar year. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). We terminated our share redemption program on March 15, 2024.
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

Elevated market volatility due to adverse economic and geopolitical conditions has had and may continue to have a material adverse effect on our results of operations and financial condition.
Our business has been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, persistent inflation and elevated interest rates; volatility in the public equity and debt markets; uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties, tariffs and sanctions; ongoing hostilities between Russia and Ukraine and between Israel and Hamas and the international community’s response thereto; other geopolitical events affecting the markets generally, including pandemics (such as the COVID-19 pandemic); the actual or perceived instability in the U.S. banking system; and labor market challenges. These current conditions, or similar conditions existing in the future, have and may continue to adversely affect our results of operations and financial condition, as a result of one or more of the following, among other potential consequences:
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
•potential changes in customer behavior, such as continued work-from-home arrangements, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments;
•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•reduced values of our properties and reduced revenues from our properties may (i) limit our ability to dispose of assets at attractive prices, (ii) limit our ability to obtain debt financing secured by our properties, and (iii) limit our ability to make additional draws under our existing credit facilities;
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
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and on our ongoing cash flow.
As of March 14, 2025, we have $467.0 million of loan maturities and required principal paydowns during the next 12 months. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. See the discussion under “—Risks Associated with Debt Financing and Going Concern Considerations.” Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions or redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. Additionally, we have terminated our share redemption program and we are unable to predict when or if we will be in a position to pay distributions to or provide liquidity to our stockholders.

Further, we have made a significant investment in the common units of the SREIT. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of March 14, 2025, the aggregate value of our investment in the units of the SREIT was $32.3 million, which was based solely on the closing price of the units on the SGX-ST of $0.136 per unit as of March 14, 2025, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.744 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
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
Elevated interest rates and persistent inflation have had and may continue to have an adverse effect on our financial condition and results of operations.
The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in the commercial real estate markets especially as it pertains to commercial office properties. Elevated interest rates and persistent inflation have had and could continue to have an adverse impact on our variable rate debt; our ability to refinance and extend debt at favorable terms relative to the debt that was or is to be refinanced; our ability to sell assets at the price, on the terms or within the time frame that we desire; and on our general and administrative expenses. In addition, due to elevated interest rates and higher interest rate spreads that lenders have required in loans we have refinanced or extended in the last 12 months, we may experience further restrictions in our liquidity due to higher debt service costs and reduced yields relative to cost of debt. Further, increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by persistent inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement additional measures to conserve cash or preserve liquidity.
In addition, tenants and potential tenants of our properties may be adversely impacted by persistent inflation and elevated interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents, increase our expenditures for re-leasing and adversely affect property sales.
Adverse developments affecting the financial services industry may adversely affect our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2024. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

Because of the concentration of a significant portion of our assets in three geographic areas and in core office properties, any adverse economic, real estate or business conditions in these geographic areas or in the U.S. office market could affect our operating results.
As of March 1, 2025, a significant portion of our real estate properties was located in Illinois, California and Texas. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results.
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
As of December 31, 2024, Accenture Tower represented approximately 21% of our total assets and represented approximately 22% of our total annualized base rent. Further, as a result of this investment, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results.
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
Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We have not declared any distributions since June 2023. We are unable to predict when or if we will be in a position to pay distributions to our stockholders.
If and when we pay distributions, we will likely fund distributions from the sale of assets.

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
•whether we pursue a liquidity event such as a listing of our shares of common stock on a national securities exchange, a sale of the company or a liquidation of our assets, which (i) may make it more likely for us to become self-managed or internalize our management, and/or (ii) would affect the advisory fees received by our advisor; and
•whether and when we seek to sell the company or its assets, which could entitle our advisor to a subordinated incentive fee and terminate the asset management fee.
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

In connection with the Singapore Transaction (defined herein), our advisor and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) (liquidated May 2023) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) (liquidated August 2024) (collectively, the “Core Strategy REITs”) and the SREIT. The board of directors and conflicts committee adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and the SREIT, upon the listing of the SREIT (which occurred on July 19, 2019), potential asset acquisitions that meet all of the following criteria would be offered first to the SREIT:
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

As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Schreiber, DeLuca and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS Capital Advisors, KBS Realty Advisors, other KBS-sponsored programs and/or other KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, our financial condition and results of operations may suffer.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Realty Advisors, these persons serve as the advisor to other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for the SREIT. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stakeholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to maintain or increase the value of our assets and our financial condition and results of operations may suffer.

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
Our board of directors determines our major policies, including our policies regarding investments, dispositions, financings, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

We are unable to predict when or if we will be in a position to redeem shares of our common stock.
Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. Further, since 2019, due to the limitations under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets, we have either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions for all or a portion of the calendar year. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). We terminated our share redemption program on March 15, 2024.
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price or the estimated value per share. Investors should be prepared to hold our shares for an indefinite period of time because of the illiquid nature of our shares.
During their operating stages, other KBS-sponsored REITs have amended their share redemption programs to limit redemptions to Special Redemptions or place restrictive limitations on the amount of funds available for redemptions. As a result, these programs were not able to honor all redemption requests and stockholders in these programs were unable to have their shares redeemed when requested. In some instances, Ordinary Redemptions were suspended for several years. When implementing these amendments, stockholders did not always have a final opportunity to submit redemptions prior to the effectiveness of the amendment to the program.
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
On December 12, 2024, our board of directors approved an estimated value per share of our common stock of $3.89 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2024, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 14, 2024, (ii) the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024 and (iii) estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024. We did not make any other adjustments to the December 12, 2024 estimated value per share from the date of the valuations above, including any adjustments relating to, among others, net operating income earned. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Kroll, LLC (“Kroll”), an independent third-party real estate valuation firm, to provide (i) appraisals for 14 of our consolidated real estate properties owned as of September 30, 2024 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT and (iii) a calculation of the range in estimated value per share of our common stock as of December 12, 2024. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024, (iii) its estimated value for our investment in units of the SREIT, (iv) estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024 and (v) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2024.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 12, 2024, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We generally have incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share also does not take into consideration any financing and refinancing costs subsequent to December 20, 2024. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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

The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.
Since February 2024, we have refinanced, restructured or extended $1.3 billion of maturing debt obligations. As of March 14, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.
As of March 14, 2025, we have $467.0 million of loan maturities and required principal paydowns during the next 12 months and $672.7 million of loan maturities and required principal paydowns from March 14, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Additionally, our loan agreements contain cross default provisions and we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain debt facilities.
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
Continued disruptions in the financial markets and economic uncertainty impacting the U.S. commercial real estate industry could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior could materially and negatively impact the future demand for office space, further adversely impacting our operations.
For more information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern Considerations.”
These risks are not priced into the December 12, 2024 estimated value per share. As such, the estimated value per share does not take into account developments in our portfolio since December 20, 2024. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share no later than December 2025.

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
Our advisor and its affiliates perform services for us in connection with the management and leasing of our real estate properties and the disposition of our investments. We pay them substantial fees for these services, which reduces cash available for our operations. Compensation to be paid to our advisor may be increased with the approval of our conflicts committee and subject to the limitations in our charter and the restrictions of our loan agreements.
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
These risks are heightened as a result of the risks discussed above. See “—Risks Associated with Debt Financing and Going Concern Considerations,” “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions has had and may continue to have a material adverse effect on our results of operations and financial condition,” and “—Risks Related to an Investment in Our Common Stock—Elevated interest rates and persistent inflation have had and may continue to have an adverse effect on our financial condition and results of operations.”
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
These risks are heightened as a result of the risks discussed above. See “—Risks Associated with Debt Financing and Going Concern Considerations,” “—Risks Related to an Investment in Our Common Stock—Elevated market volatility due to adverse economic and geopolitical conditions has had and may continue to have a material adverse effect on our results of operations and financial condition,” and “—Risks Related to an Investment in Our Common Stock—Elevated interest rates and persistent inflation have had and may continue to have an adverse effect on our financial condition and results of operations.”
If our acquisitions do not perform as expected, our financial condition and results of operations would suffer.
As of March 1, 2025, our real estate portfolio held for investment was composed of 13 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 6.4 million rentable square feet and was collectively 81% occupied. We also own an investment in the equity securities of the SREIT, a Singapore real estate investment trust listed on the SGX-ST. We made these investments based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected, we may have less cash flow from operating activities and our financial condition and results of operations would suffer.
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
We may be adversely affected by trends in the office real estate market.
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

Our significant investment in the SREIT is subject to the risks inherent in investing in traded securities. As of March 14, 2025, based solely on the closing trading price of the units of the SREIT on the SGX-ST of $0.136 per unit on such date and without taking into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading in the units, we owned approximately $32.3 million of units in the SREIT, representing an approximate 18.2% interest in the units of the SREIT. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT.
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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2011. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, despite being able to do so in the past, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, the terms of our debt obligations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax and applicable state and local income tax on our taxable income at the regular corporate income tax rate, and distributions to our stockholders would not be deductible by us in determining our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.
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
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction, excludes net capital gain and does not necessarily equal net income as calculated in accordance with GAAP). To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on the undistributed income (including net capital gain).
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
REIT distribution requirements could adversely affect our ability to execute our business plan, including our ability to satisfy the terms and conditions of our existing loan agreements or any future extension or refinancing agreements entered into.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits. In addition, as we extend or refinance our debt, lenders may scrutinize our REIT distribution requirements. Therefore, compliance with the REIT distribution requirements may hinder our ability to extend or refinance our debt.

To maintain our REIT status, we may be forced to forego otherwise attractive business opportunities, which may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy certain tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our common stock and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to sell assets on terms and at times unfavorable to us, which could have a material adverse effect on us. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment. In addition, the terms and conditions of our existing loan agreements or any future extension or refinancing agreements entered into may impact our ability to qualify as a REIT as an operational matter or we may determine that qualifying as a REIT is no longer in our best interests.
If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status could be terminated.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service (“IRS”) were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would adversely impact our financial condition and results of operations. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” or (iii) a U.S. tax-exempt stockholder has incurred debt to purchase or hold our common stock, then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. Whether property is held primarily for sale to customers in the ordinary course of a trade or business depends on the specific facts and circumstances. No assurance can be given that the IRS would agree with our characterization of our assets or that we will always be able to make use of the available safe harbors. If the IRS were to successfully challenge our characterization of a sale, we would be liable for the aforementioned 100% penalty tax, which could be significant in size.
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
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. For example, due to the terms and conditions of our existing loan agreements or any future extension or refinancing agreements entered into, we may determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our operations and on the value of our common stock.
Generally, ordinary dividends payable by REITs do not qualify for the reduced tax rates applicable to qualified dividend income.
In general, the maximum tax rate for qualified dividends payable by C corporations to domestic stockholders that are individuals, trusts and estates is 20%. Ordinary dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, Pub. L. No. 115-97, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Without further legislation, this deduction would sunset after 2025. Our stockholders are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions and the Treasury Regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage stockholders to consult their tax advisors to determine the tax consequences applicable to them if they are non-U.S. stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers.
Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time. We anticipate that legislative and regulatory changes, including tax reform, may be likely in the 119th Congress, which convened in January 2025. There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or the tax impact to a stockholder of an investment in our common stock.
Investors are urged to consult with their tax adviser with respect to the impact of any regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

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
Our advisor has formed a Cyber Governance Committee (“CGC”), comprised of our advisor’s Chief Compliance Officer, Senior Vice President of Human Resources and Information Technology Director, to oversee cyber governance and to assess and manage, along with our advisor’s Chief Executive Officer (also our Chairman of the Board of Directors) and our advisor’s Chief Financial Officer (also our Chief Financial Officer), material risks, if any, from cybersecurity threats. The CGC meets quarterly to review incident summary reports, new threats, risks, industry and regulatory changes. Our advisor’s Chief Executive Officer and Chief Financial Officer and the CGC are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes. In addition, our incident response plan and related processes provide for incident escalation procedures for any cybersecurity incidents that meets pre-established reporting thresholds.
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
Our advisor’s Information Technology Director has over 15 years of prior management experience in digital technologies. He has over 10 years of experience in creating and implementing procedures for managing Payment Card Industries Security Standards (PCI), SOX Cybersecurity measures to include ransomware, email phishing, and data breaches, and bringing into effective action the five pillars of the NIST Cybersecurity Framework.

ITEM 2. PROPERTIES
As of December 31, 2024, our real estate portfolio was composed of 13 office properties and one mixed-use office/retail property encompassing 6.4 million rentable square feet in the aggregate that were collectively 81% occupied with a weighted-average remaining lease term of 5.6 years. The following table provides summary information regarding the properties owned by us as of December 31, 2024:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Town Center Plano, TX	03/27/2012	Office	522,043	$143,310	$9,673	$29.47	4.5	4.7%	62.9%
Gateway Tech Center Salt Lake City, UT	05/09/2012	Office	210,938	37,388	6,274	31.39	4.8	1.3%	94.8%
60 South Sixth Minneapolis, MN	01/31/2013	Office	710,332	115,520	9,884	19.16	6.9	6.2%	72.6%
Sterling Plaza Dallas, TX	06/19/2013	Office	313,609	97,086	7,687	26.81	4.7	3.3%	91.4%
Accenture Tower Chicago, IL	12/16/2013	Office	1,457,724	575,455	38,988	28.72	7.2	21.4%	93.1%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	131,599	8,114	50.44	2.4	4.7%	52.0%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	593,484	223,697	17,597	51.56	3.3	8.2%	57.5%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	211,054	154,814	11,804	61.29	8.5	5.8%	91.2%
Park Place Village Leawood, KS	06/18/2015	Office/Retail	484,980	87,836	13,953	29.28	5.3	3.9%	98.2%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	105,507	9,725	31.13	5.7	3.7%	87.8%
515 Congress Austin, TX	08/31/2015	Office	267,956	137,475	7,767	37.65	4.3	5.3%	77.0%
The Almaden San Jose, CA	09/23/2015	Office	416,126	193,133	17,936	55.32	3.3	7.5%	77.9%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,836	60,999	5,189	54.71	5.3	2.4%	100.0%
Carillon Charlotte, NC	01/15/2016	Office	488,277	181,104	13,833	35.16	4.7	7.2%	80.6%
			6,436,484	$2,244,923	$178,424	$34.37	5.6		80.6%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2024:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	9	$1,398	0.8%	167,913	3.2%
2025	77	16,641	9.3%	461,555	8.9%
2026	73	20,147	11.3%	551,441	10.6%
2027	81	24,347	13.6%	744,081	14.3%
2028	67	14,643	8.2%	403,001	7.8%
2029	53	21,401	12.0%	526,847	10.2%
2030	36	20,769	11.6%	574,265	11.1%
2031	17	6,713	3.8%	201,115	3.9%
2032	16	8,877	5.0%	271,654	5.2%
2033	11	5,659	3.2%	183,814	3.5%
2034	15	15,869	8.9%	324,006	6.2%
Thereafter	17	21,960	12.3%	780,879	15.1%
Total	472	$178,424	100.0%	5,190,571	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2024, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	80	$29,913	16.8%
Legal Services	47	24,527	13.7%
Management Consulting Services	11	18,942	10.6%
		$73,382	41.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2024, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 10, 2025, we had 148.5 million shares of common stock outstanding held by a total of approximately 29,149 stockholders. The number of stockholders is based on the records of SS&C Global Investor & Distribution Solutions, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $3.89 per share as of December 31, 2024. This estimated value per share is based on our board of directors’ approval on December 12, 2024 of an estimated value per share of our common stock of $3.89 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2024, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 14, 2024, (ii) the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024 and (iii) estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024. Other than these adjustments, there were no material changes between September 30, 2024 and December 20, 2024 to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Kroll, LLC (“Kroll”), an independent third party real estate valuation firm, to provide (i) appraisals for 14 of our consolidated real estate properties owned as of September 30, 2024 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT (described below) and (iii) a calculation of the range in estimated value per share of our common stock as of December 12, 2024. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024, (iii) its estimated value for our investment in units of the SREIT, (iv) estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024 and (v) valuations performed by our advisor with respect to our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2024. The appraisal reports Kroll prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.

The conflicts committee reviewed Kroll’s valuation report, which included an appraised value for each of the Appraised Properties, the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024, an estimated value of our investment in units of the SREIT, estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024, and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Kroll. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $3.38 to $4.43, with an approximate mid-range value of $3.89 per share, as determined by Kroll and recommended by our advisor, which approximate mid-range value was based on Kroll’s appraisals of the Appraised Properties, the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024, Kroll’s valuation of our investment in units of the SREIT, estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024, and valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $3.89 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $3.89 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of December 12, 2024 as well as the calculation of our prior estimated value per share as of December 12, 2023. Kroll was not responsible for the determination of the estimated value per share as of December 12, 2024 or December 12, 2023, respectively.

	December 12, 2024 Estimated Value per Share	December 12, 2023 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$14.51	$16.41	$(1.90)
Investment in SREIT units	0.19	0.18	0.01
Cash, restricted cash and cash equivalents	0.31	0.30	0.01
Other assets	0.15	0.41	(0.26)
Notes payable (3)	(10.69)	(11.15)	0.46
Other liabilities	(0.58)	(0.55)	(0.03)
Estimated value per share	$3.89	$5.60	$(1.71)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$3.89	$5.60	$(1.71)
_____________________
(1) The December 12, 2023 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of December 12, 2023 by Kroll and the recommendation of our advisor. Kroll based this range in estimated value per share upon (i) its appraisals of 15 of our consolidated real estate properties as of September 30, 2023, (ii) the estimated sale price based on offers received for one property that was being marketed for sale, (iii) its estimated value for our investment in units of the SREIT as of November 15, 2023, (iv) a valuation performed by our advisor of an office property located in San Francisco, California (“201 Spear Street”) owned by us as of September 30, 2023, and (v) valuations performed by our advisor with respect to our cash, other assets, notes payable and other liabilities as of September 30, 2023. For more information relating to the December 12, 2023 estimated value per share and the assumptions and methodologies used by Kroll and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 19, 2024.
(2) The estimated value of the Appraised Properties and the property sold on November 15, 2024 was $2.2 billion. The decrease in the estimated value of real estate properties per share was primarily due to an overall decrease in the value of the Appraised Properties as a result of the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, and the current elevated interest rate environment, a decrease in the value of the property sold on November 15, 2024, which was valued at its contractual sales price, net of closing credits and disposition costs, and the disposition of the 201 Spear Street property in connection with the Deed-in-Lieu Transaction (see note 3 below).
(3) In December 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction (the “Deed-in-Lieu Transaction”) with the lender under the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. To estimate the fair value of the 201 Spear Street Mortgage Loan for the December 12, 2023 estimated value per share, we wrote down the value of the debt to approximate the fair value of the real estate property, after giving consideration to other assets and liabilities. As such, there was no impact to our December 12, 2024 estimated value per share as a result of the Deed-in-Lieu Transaction as the change in notes payable per share related to the 201 Spear Mortgage Loan and change in real estate properties per share related to the 201 Spear Street property disposition net to zero.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $5.60 to $3.89. The changes are not equal to the change in values of each asset and liability group presented in the table above due to the Deed-in-Lieu Transaction related to 201 Spear Street (described in note 3 above), changes in the amount of shares outstanding, debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 12, 2023 estimated value per share	$5.60
Changes to estimated value per share
Investments
Real estate	(1.12)
Investment in SREIT units	0.01
Capital expenditures on real estate	(0.36)
Total change related to investments	(1.47)
Modified operating cash flows (1)	0.12
Interest rate swaps	(0.26)
Loan financing fees (2)	(0.11)
Other changes, net	0.01
Total change in estimated value per share	$(1.71)
December 12, 2024 estimated value per share	$3.89
_____________________
(1) Modified operating cash flows reflect modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(2) Includes $16.5 million of estimated contractual loan financing fees and costs incurred by us for the period from October 1, 2023 to December 20, 2024, including $7.5 million of estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024 related to the refinancing of the Accenture Tower Revolving Loan, the Amended and Restated Portfolio Loan Facility, the 3001 & 3003 Washington Mortgage Loan and the Credit Facility.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 12, 2024, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share also does not take into consideration any financing and refinancing costs subsequent to December 20, 2024. See “—Limitations of and Risks Related to the Estimated Value per Share” below.
As of December 12, 2024, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
Independent Valuation Firm
Kroll(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties, to provide an estimated value of our investment in units of the SREIT and to provide a calculation of the range in estimated value per share of our common stock as of December 12, 2024. Kroll is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Kroll was based on the scope of work and not on the appraised values of the Appraised Properties or the estimated value of our investment in units of the SREIT.
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

In performing its analyses, Kroll made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Kroll assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Kroll’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Kroll’s analyses and conclusions. Kroll’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values. See “—Limitations of and Risks Related to the Estimated Value per Share” below.
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
Real Estate Valuation
As of September 30, 2024, we owned 15 real estate properties (consisting of 14 office properties and one mixed-use office/retail property). Kroll appraised each of our real estate properties, with the exception of Preston Commons, an office property that was sold on November 15, 2024 and valued at its contractual sales price, net of closing credits and disposition costs. Kroll appraised each of the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on a discounted cash flow analyses for the final appraisal of each of the Appraised Properties. Kroll calculated the discounted cash flow value of each of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
Our 15 real estate properties were acquired for a total purchase price of $2.0 billion, including $28.2 million of acquisition fees and acquisition expenses, and as of September 30, 2024, we had invested $810.5 million in capital expenses and tenant improvements in these properties. The total appraised value of the Appraised Properties as of September 30, 2024 was $2.0 billion. Based on the appraisal and valuation methodologies described above, the estimated value of our 15 real estate properties, including the estimated value for Preston Commons, used in the December 12, 2024 estimated value per share was $2.2 billion which, when compared to the total purchase price plus subsequent capital improvements through September 30, 2024 of $2.8 billion, results in an overall decrease in the estimated value of these properties of approximately 22.9%.
The following table summarizes the key assumptions that Kroll used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	7.25% to 8.75%	7.85%
Discount rate	8.00% to 9.75%	9.11%
Net operating income compounded annual growth rate (1)	(1.28)% to 18.34%	5.07%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period for each of the properties. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties and can be significantly impacted by current occupancy at the properties. For appraised properties over 90% occupied, the CAGR range is (1.28)% to 4.15% with a weighted average CAGR of 2.74%.

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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.27	$(0.26)	$0.41	$(0.38)
Discount rate	0.26	(0.26)	0.47	(0.46)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in a $0.13 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.14 to our estimated value per share, assuming all other factors remain unchanged.
Investment in the SREIT
As of September 30, 2024, we owned 237,426,088 units of the SREIT (SGX-ST Ticker: OXMU), a Singapore real estate investment trust listed on the SGX-ST, which represented 18.2% of the outstanding units of the SREIT at that time.
We engaged Kroll to value our investment in units of the SREIT as of November 14, 2024 based on the SGX-ST trading price of the units of the SREIT as of closing on November 14, 2024 less a discount to account for holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units (“blockage”). Kroll estimated the percentage discount for the holding period risk applicable to our holdings as the quotient of the value of a hypothetical series of at-the-money put options relative to the freely traded market value of our holdings (i.e., the average of the high and low trading prices of the units times the number of units held by us), where each such put option corresponds to one of the expected future sales of such units in the public market over a period of time in which we could reasonably sell such units if desired, given the constraints imposed by blockage. Ultimately, the discount for the holding period risk may be attributable to blockage, which constrains the rate at which the holder can sell the subject units into a public market without upsetting the market’s equilibrium. Kroll’s analysis of the discount for the holding period risk applicable to our holdings had three elements: (i) analysis of trading volume in the SREIT’s units and the shares of other listed REITs in order to estimate the quantity of units that might be saleable by us in the public market; (ii) an estimate of the expected future price volatility of the SREIT’s units, which is the key variable in the valuation of the hypothetical series of put options; and (iii) application of the Black-Scholes model in the valuation of the series of put options. Based on its analysis, the estimated value of the units of the SREIT held by us as of November 14, 2024 was $28.4 million. We acquired 215,841,899 of our 237,426,088 units of the SREIT on July 19, 2019, at an aggregate purchase price of $189.9 million. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing our investment in the units of the SREIT to 237,426,088 units.
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
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2024, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.
As of September 30, 2024, the GAAP fair value and the carrying value of our notes payable were $1.6 billion and $1.6 billion, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 7.7%. Our notes payable had a weighted-average remaining term of 0.5 years as of September 30, 2024.

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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.02)	$0.01	$(0.02)	$0.01

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
Limitations of and Risks Related to the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2024 customer account statements that were mailed in January 2025. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2024, with the exception of adjustments to our net asset value to give effect to (i) the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 14, 2024, (ii) the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024 and (iii) estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024. Other than these adjustments, there were no material changes between September 30, 2024 and December 20, 2024 to the net values of our assets and liabilities that impacted the overall estimated value per share, and we did not make any other adjustments to the estimated value per share from the date of the valuations above, including any adjustments relating to, among others, net operating income earned. However, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment. The valuation of our investment in the SREIT is also subject to increased uncertainty. Due to the disruptions in the financial markets, the trading price of the common units of the SREIT has experienced substantial volatility and has been significantly impacted by the market sentiment for stock with significant investment in U.S. office buildings.

The accompanying consolidated financial statements and notes in this Annual Report have been prepared assuming we will continue as a going concern. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.
Since February 2024, we have refinanced, restructured or extended $1.3 billion of maturing debt obligations. As of March 14, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.
As of March 14, 2025, we have $467.0 million of loan maturities and required principal paydowns during the next 12 months and $672.7 million of loan maturities and required principal paydowns from March 14, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Additionally, our loan agreements contain cross default provisions and we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain debt facilities.
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
Continued disruptions in the financial markets and economic uncertainty impacting the U.S. commercial real estate industry could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior could materially and negatively impact the future demand for office space, further adversely impacting our operations. These risks are not priced into the December 12, 2024 estimated value per share.
For more information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern Considerations.”
Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 12, 2024, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations, the impact of restrictions on the assumption of debt or swap breakage fees that may be incurred upon the termination of certain of our swaps prior to expiration. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.8% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share does not take into consideration any financing and refinancing costs subsequent to December 12, 2024. We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2025.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$5.60		December 12, 2023	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2023, filed March 19, 2024
$9.00		September 28, 2022	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2022, filed March 13, 2023
$10.78		November 1, 2021	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2021, filed March 31, 2022
$10.77		May 13, 2021	Current Report on Form 8-K, filed with the SEC on May 14, 2021
$10.74		December 7, 2020	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2020, filed March 12, 2021
$11.65	(1)	December 4, 2019	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2019, filed March 6, 2020
$12.02		December 3, 2018	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2018, filed March 14, 2019
$11.73		December 6, 2017	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2017, filed March 8, 2018
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(2)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(2)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
_____________________
(1) Excluding the special dividend, our estimated value per share of common stock would have been $12.45.
(2) Determined solely to be used as a component in calculating the offering prices in our now-terminated primary initial public offering.
Distribution Information
Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We have not declared any distributions since June 2023. We are unable to predict when or if we will be in a position to pay distributions to our stockholders. See Part I, Item 1A, “Risk Factors—Risks Associated with Debt Financing and Going Concern Considerations.”
If and when we pay distributions, we will likely fund distributions from the sale of assets.
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

During 2023, we declared distributions based on a monthly record date for each month during the period commencing January 2023 through June 2023. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2023, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

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
The tax composition of our distributions declared for the year ended 2023 was as follows:

2023
Ordinary Income	—%
Capital Gain	—%
Return of Capital	100%
Total	100%

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2024, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Amended and Restated Share Redemption Program
Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the year ended December 31, 2024

ITEM 6. [RESERVED]

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2024, we owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
Going Concern Considerations
The accompanying consolidated financial statements and notes in this Annual Report have been prepared assuming we will continue as a going concern. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.
Since February 2024, we have refinanced, restructured or extended $1.3 billion of maturing debt obligations. As of March 14, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.
As of March 14, 2025, we have $467.0 million of loan maturities and required principal paydowns during the next 12 months and $672.7 million of loan maturities and required principal paydowns from March 14, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.

We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon, Park Place Village and Accenture Tower. Additionally, we are required to pledge approximately half of the units of the SREIT that we own.
In addition, as of March 14, 2025, five of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
Despite the substantial amount of refinancing activity since February 2024 (over $1.3 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations, sell assets in the current real and financial markets and raise capital through the issuance of new equity or debt. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales.
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
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

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Declines in rental rates, slower or potentially negative net absorption of leased space, increased rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties have decreased and could continue to decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), increased rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Increases in the cost of financing due to higher interest rates and higher market interest rate spreads has prevented us from refinancing debt obligations at terms as favorable as the terms of the debt we were refinancing. Further, increases in interest rates increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. The current challenging interest rate environment and low level of financing available in the current environment have had a downward impact on real estate values, especially for commercial office buildings, and these factors have significantly impacted the amount of transaction activity in the commercial real estate market and made valuing such assets increasingly difficult. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure in this challenging environment.

Liquidity and Capital Resources
As described above under “—Going Concern Considerations,” our management determined that substantial doubt exists about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. Our principal demands for funds during the short and long-term are and will be for payments (including maturity payments and required principal paydowns) under debt obligations and operating expenses, capital expenditures and general and administrative expenses. As discussed below, due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions or redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. Our primary sources of capital for meeting our cash requirements are as follows:
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
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of December 31, 2024, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of March 14, 2025, the aggregate value of our investment in the units of the SREIT was $32.3 million, which was based solely on the closing price of the units on the SGX-ST of $0.136 per unit as of March 14, 2025, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.744 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.

As of December 31, 2024, we had mortgage debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of one year. As of December 31, 2024, we had $525.9 million of notes payable maturing during the 12 months ending December 31, 2025 and approximately $31.8 million of required paydowns. As of December 31, 2024, our debt obligations consisted of $118.4 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of December 31, 2024, the interest rates on $1.1 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
Subsequent to December 31, 2024, we completed the modification and extension of the Amended and Restated Portfolio Loan Facility. As a result as of March 14, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years.
As of March 14, 2025, we have $467.0 million of loan maturities and required principal paydowns during the next 12 months and $672.7 million of loan maturities and required principal paydowns from March 14, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon, Park Place Village and Accenture Tower. Additionally, we are required to pledge approximately half of the units of the SREIT that we own.
Despite the substantial amount of refinancing activity since February 2024 (over $1.3 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations, sell assets in the current real and financial markets and raise capital through the issuance of new equity or debt. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales.
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
In addition, as of March 14, 2025, five of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties ) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and decrease our operating flexibility.

As a result of the current interest rate environment, the recent extensions and refinancings of certain of our loans have also reduced our available liquidity due to increased interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2024, our borrowings and other liabilities were approximately 56% of the cost (before deducting depreciation and other noncash reserves) and 58% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
We have not declared any distributions since June 2023. We have experienced a reduction in our net cash flows from operations in recent periods primarily due to higher interest expense and a decrease in dividend income received from the SREIT and to a lesser extent, due to lease rollover and reduced demand for office space. We are unable to predict when or if we will be in a position to pay distributions to our stockholders. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. On March 15, 2024, we terminated our dividend reinvestment plan.
We did not redeem any shares of our common stock during the year ended December 31, 2024. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We terminated our share redemption program on March 15, 2024.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2024 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the years ended December 31, 2024 and 2023, net cash provided by operating activities was $7.7 million and $41.6 million, respectively. Net cash provided by operating activities was lower during the year ended December 31, 2024 primarily as a result of higher interest expense, a decrease in dividend income received from the SREIT, the sales of real estate properties in February 2024 and November 2024, an increase in legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts, and the timing of payments and cash receipts, offset by $6.6 million of interest rate swap settlement proceeds received in 2024 for early terminated swaps.
Cash Flows from Investing Activities
Net cash provided by investing activities was $157.9 million for the year ended December 31, 2024 due to $192.4 million of net proceeds from the sales of the McEwen Building and Preston Commons, offset by $34.5 million used in improvements to real estate.

Cash Flows from Financing Activities
During the year ended December 31, 2024, net cash used in financing activities was $174.9 million and primarily consisted of the following:
•$173.1 million of net cash used in debt financing as a result of principal payments on notes payable of $198.5 million and payments of deferred financing costs of $10.5 million, partially offset by proceeds from notes payable of $35.9 million; and
•$1.9 million of restricted cash surrendered in connection with the deed-in-lieu of foreclosure transaction related to 201 Spear Street.
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
On November 22, 2024, our advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among REIT Properties III, the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”).
Pursuant to the Subordination Agreement, our advisor agreed that payment of certain asset management fees owed by us to our advisor pursuant to the advisory agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to our advisor associated with five of our real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that we may pay our advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full.
In connection with the Accenture Tower Fourth Modification Agreement (defined in Note 8, “Notes Payable – Recent Financing Transactions – Accenture Tower Loan”), on December 20, 2024, we and our advisor entered into an amendment to the advisory agreement to defer 10% of the asset management fees associated with Accenture Tower until the Accenture Tower Loan is paid in full; provided, that upon the occurrence and during the continuance of a restricted payment event under the loan agreement, all asset management fees with respect to Accenture Tower will be deferred and during the restricted payment event, such deferred fees may only be paid to our advisor with the consent of the required lenders.
Further, in connection with the Eighth Modification Agreement to the Amended and Restated Portfolio Loan Facility, on February 6, 2025, we and our advisor entered into an amendment to the advisory agreement to defer 10% of the asset management fees associated with 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center until the obligations under the Amended and Restated Portfolio Loan Facility are paid in full, or the requirements to pay such deferred fees are met during the extension period of the loan; provided that no asset management fees with respect to 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center may be paid during the occurrence and continuance of a default or potential default under the Amended and Restated Portfolio Loan Facility for which we have received notice that has not been waived or cured. For information on the Eighth Modification Agreement, see “Subsequent Events – Eighth Modification of the Amended and Restated Portfolio Loan Facility.”

Notwithstanding the foregoing, on November 8, 2022, we and our advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, we paid $1.15 million of the monthly asset management fee to our advisor in cash and we deposited the remainder of the monthly asset management fee into an interest bearing account in our name, which amounts will be paid to our advisor from such account solely as reimbursement for payments made by our advisor pursuant to our advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of our advisor. The Bonus Retention Fund was fully funded in December 2023, when we had deposited $8.5 million in cash into such account. Following such time and except as described herein, the monthly asset management fee became fully payable in cash to our advisor. Our advisor has acknowledged and agreed that payments by our advisor to employees under our advisor’s employee retention program that are reimbursed by us from the Bonus Retention Fund will be conditioned on (a) our liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of us in which (i) we are not the surviving entity and (ii) our advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of our assets; (d) the non-renewal or termination of the advisory agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the advisory agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of our executive officers, Mr. Waldvogel and Ms. Yamane, and one of our directors, Mr. DeLuca, participate in and have been allocated awards under our advisor’s employee retention program, which awards would only be paid as set forth above.
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to December 31, 2024.
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
As of December 31, 2024, we had accrued $18.6 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also, included in accrued asset management fees as of December 31, 2024 is $8.5 million of restricted cash deposited into the Bonus Retention Fund. We had not made any payments to our advisor from the Bonus Retention Fund as of December 31, 2024. For the year ended December 31, 2022, we and our advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us.

Debt Obligations
The following is a summary of our debt obligations as of December 31, 2024 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	2025	2026-2027	2028-2029
Outstanding debt obligations (1)	$1,451,063	$557,717	$893,346	$—
Interest payments on outstanding debt obligations (2)	102,028	71,034	30,994	—
Interest payments on interest rate swaps (3) (4)	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2024. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. Subsequent to December 31, 2024, we completed the modification and extension of the Amended and Restated Portfolio Loan Facility. As a result as of March 14, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years. See also the discussion above under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2024 (consisting of the contractual interest rate and using interest rate indices as of December 31, 2024, where applicable). We incurred interest expense related to notes payable of $117.1 million, excluding amortization of deferred financing costs totaling $9.5 million, during the year ended December 31, 2024.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of December 31, 2024. In the case where the swapped floating rate (Fallback SOFR or one-month Term SOFR) at December 31, 2024 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(4) We recognized net realized gains related to interest rate swaps of $24.3 million, excluding unrealized losses on derivative instruments of $6.8 million and gains related to swap terminations of $0.2 million, during the year ended December 31, 2024.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets,” “—Liquidity and Capital Resources” and “—Subsequent Events.”

Capital Expenditures Obligations
As of December 31, 2024, we have capital expenditure obligations of $27.7 million, the majority of which is expected to be spent in the next twelve months and of which $12.7 million has already been accrued and included in accounts payable and accrued liabilities on our consolidated balance sheet as of December 31, 2024. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2024, including amounts that may be classified as lease incentives pursuant to GAAP. In certain cases, tenants may have discretion over when to utilize their tenant allowances and may delay the start of projects or tenants control the construction of their projects and may not submit timely requests for reimbursement or there are general construction delays, all of which could extend the timing of payment for a portion of these capital expenditure obligations beyond twelve months. The capital expenditure obligations will be funded from cash on hand, draws on current loan facilities with additional availability and future property cash flows. See “—Going Concern Considerations.”

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 19, 2024 and which specific discussion is incorporated herein by reference.
As of December 31, 2023, we owned 16 office properties (of which one property was held for non-sale disposition as of December 31, 2023), one mixed-use office/retail property and an investment in the equity securities of the SREIT. Subsequent to December 31, 2023, we disposed of one office property in connection with a deed-in-lieu of foreclosure transaction and sold two office properties. As a result, as of December 31, 2024, we owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the years ended December 31, 2024 and 2023 are not directly comparable. The following table provides summary information about our results of operations for the years ended December 31, 2024 and 2023 (dollar amounts in thousands):
Comparison of the year ended December 31, 2024 versus the year ended December 31, 2023

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2024	2023
Rental income	$258,459	$270,158	$(11,699)	(4)%	$(14,533)	$2,834
Dividend income from real estate equity securities	967	11,850	(10,883)	(92)%	—	(10,883)
Other operating income	18,239	18,669	(430)	(2)%	(610)	180
Operating, maintenance and management	72,872	75,914	(3,042)	(4)%	(5,221)	2,179
Real estate taxes and insurance	49,992	52,789	(2,797)	(5)%	(3,937)	1,140
Asset management fees to affiliate	19,568	20,839	(1,271)	(6)%	(1,194)	(77)
General and administrative expenses	18,544	7,297	11,247	154%	n/a	n/a
Depreciation and amortization	111,206	115,235	(4,029)	(3)%	(6,792)	2,763
Interest expense	126,588	120,475	6,113	5%	(9,582)	15,695
Net gain on derivative instruments	(17,634)	(14,907)	(2,727)	18%	—	(2,727)
Impairment charges on real estate	6,847	45,459	(38,612)	(85)%	(45,459)	6,847
Unrealized loss on real estate equity securities	(11,202)	(35,614)	24,412	(69)%	—	24,412
Gain from extinguishment of debt	56,372	—	56,372	100%	56,372	—
Gain on sale of real estate, net	53,064	—	53,064	100%	53,064	—
Other interest income	1,233	505	728	144%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2024 compared to the year ended December 31, 2023 related to the dispositions of properties after January 1, 2023. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to the two office properties sold during the year ended December 31, 2024 is not reflected in this column. During the year ended December 31, 2024, we repaid $186.6 million of outstanding principal debt with the net sale proceeds from sale of two office properties during 2024.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2024 compared to the year ended December 31, 2023 related to real estate investments owned by us throughout both periods presented.

Rental income from our real estate properties decreased from $270.2 million for the year ended December 31, 2023 to $258.5 million for the year ended December 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, the sales of real properties in February 2024 and November 2024 and lease expirations at a property held throughout both periods, partially offset by lease termination income received during the year ended December 31, 2024 with respect to a property held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of these three properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities decreased from $11.9 million for the year ended December 31, 2023 to $1.0 million for the year ended December 31, 2024 due to a decrease in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.
Other operating income decreased from $18.7 million during the year ended December 31, 2023 to $18.2 million for the year ended December 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sales of real properties in February 2024 and November 2024, partially offset by an increase in parking revenues at properties held throughout both periods as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $75.9 million for the year ended December 31, 2023 to $72.9 million for the year ended December 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sales of real properties in February 2024 and November 2024, partially offset by an overall increase in repairs and maintenance costs and operating costs, including janitorial, utility, security and onsite costs, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased from $52.8 million for the year ended December 31, 2023 to $50.0 million for the year ended December 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, the sales of real properties in February 2024 and November 2024 and a decrease in real estate taxes as a result of property tax refunds received and successful property tax appeals related to properties held throughout both periods, partially offset by the increased assessed property value of a real estate property held throughout both periods. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees decreased from $20.8 million for the year ended December 31, 2023 to $19.6 million for the year ended December 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sales of real properties in February 2024 and November 2024, partially offset by an increase due to capital improvements at our real estate properties. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of December 31, 2024, there were $18.6 million of accrued asset management fees, of which $8.5 million were Deferred Asset Management Fees and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “— Liquidity and Capital Resources” herein.
General and administrative expenses increased from $7.3 million for the year ended December 31, 2023 to $18.5 million for the year ended December 31, 2024, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts. General and administrative costs consisted primarily of portfolio legal fees, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs.

Depreciation and amortization decreased from $115.2 million for the year ended December 31, 2023 to $111.2 million for the year ended December 31, 2024, primarily due to the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and the sales of real properties in February 2024 and November 2024, partially offset by the acceleration of amortization for an early lease termination and an increase in capital improvements as a result of lease commencements at a property held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense increased from $120.5 million for the year ended December 31, 2023 to $126.6 million for the year ended December 31, 2024. Included in interest expense was (i) $116.3 million and $117.1 million of interest expense payments for the years ended December 31, 2023 and 2024, respectively, and (ii) the amortization of deferred financing costs of $4.2 million and $9.5 million for the years ended December 31, 2023 and 2024, respectively. The increase in interest expense was primarily due to higher one-month BSBY and one-month Term SOFR during the year ended December 31, 2024 and the impact on interest expense related to our variable rate debt, a higher fixed interest rate on the Almaden Mortgage Loan, which became effective in December 2023, additional revolver draws and recent loan modifications which have resulted in additional loan fees being amortized to interest expense in 2024, partially offset by less interest expense incurred as a result of the disposition of an office property and related forgiveness of debt in connection with a deed-in-lieu of foreclosure transaction in January 2024 and loan paydowns in connection with the sales of real properties in February 2024 and November 2024. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings, to increase due to higher interest rate spreads as a result of recent refinancings and to decrease due to required loan paydowns.
We recognized net gain on derivative instruments of $17.6 million for the year ended December 31, 2024. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $24.3 million, (ii) gains related to swap terminations of $0.2 million, and offset by (iii) unrealized loss on interest rate swaps of $6.8 million for the year ended December 31, 2024. We recognized net gain on derivative instruments of $14.9 million for the year ended December 31, 2023. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $31.4 million, offset by (ii) unrealized loss on interest rate swaps of $16.4 million and (iii) fair value loss on interest rate cap of $25,000 for the year ended December 31, 2023. The change in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the year ended December 31, 2024. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
During the year ended December 31, 2024, we recorded non-cash impairment charges of $6.8 million to write down the carrying value of 60 South Sixth (located in Minneapolis, Minnesota) to its estimated fair value as a result of changes in cash flow estimates which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. During the year ended December 31, 2023, we recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. As a result, 201 Spear Street was valued at substantially less than the outstanding mortgage debt. Subsequent to December 31, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction with the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan.
During the year ended December 31, 2024 and 2023, we recorded unrealized losses on real estate equity securities of $11.2 million and $35.6 million, respectively, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.
During the year ended December 31, 2024, we recognized a gain on extinguishment of debt of $56.4 million in connection with the deed-in-lieu of foreclosure transaction related to the 201 Spear Street Mortgage Loan. The gain on extinguishment of debt related to the 201 Spear Street Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $128.7 million and the carrying value of the real estate property and other assets of approximately $72.3 million, at the time of the transfer of the 201 Spear Street property and other assets in satisfaction of the loan. We did not record any gain on extinguishment of debt during the year ended December 31, 2023.

We recognized a gain on sale of real estate of $53.1 million during the year ended December 31, 2024 related to the dispositions of the McEwen Building in February 2024 and Preston Commons in November 2024. We did not dispose of any real estate during the year ended December 31, 2023.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2024, 2023 and 2022, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders	$(10,851)	$(157,533)	$(62,458)
Depreciation of real estate assets	94,580	97,331	91,429
Amortization of lease-related costs	16,626	17,904	20,431
Impairment charges on real estate	6,847	45,459	—
Unrealized loss on real estate equity securities	11,202	35,614	92,812
Gain on sale of real estate, net	(53,064)	—	—
FFO attributable to common stockholders (1) (2)	65,340	38,775	142,214
Straight-line rent and amortization of above- and below-market leases, net	(9,009)	(8,404)	(12,176)
Gain from extinguishment of debt	(56,372)	—	—
Unrealized losses (gains) on derivative instruments	6,833	16,451	(52,189)
Gains related to swap terminations	(178)	—	—
MFFO attributable to common stockholders (1) (2)	$6,614	$46,822	$77,849
_____________________
(1) FFO and MFFO for the year ended December 31, 2024 include expenses of $12.0 million related to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts.
(2) FFO and MFFO for the year ended December 31, 2022 include a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to us. In connection with the conflict committee’s and the board of directors’ assessment of alternatives available to us, our assessment of our capital raising prospects, market conditions, economic uncertainty and the other factors, we determined not to pursue a conversion to an “NAV REIT” at that time. In order to avoid additional legal, accounting and other offering costs, we withdrew our registration statement on Form S-11 to register a public offering as an NAV REIT, which had been filed with the SEC.
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
Cash Flow Classification of Derivative Settlements
We classify proceeds received or amounts paid related to early terminations or settlements of our derivative instruments not designated as hedges for accounting purposes in cash flows from operating activities in the statement of cash flows.
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
Eighth Modification of the Amended and Restated Portfolio Loan Facility
On February 6, 2025, we, through certain of our indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”) and REIT Properties III, entered into the eighth loan modification agreement (the “Eighth Extension Agreement”) with Bank of America, N.A., as administrative agent (the “Portfolio Loan Agent”) and the current lenders under the Amended and Restated Portfolio Loan Facility, which are Bank of America, N.A.; Wells Fargo Bank, National Association; U.S. Bank, National Association; Capital One, National Association; PNC Bank, National Association; Regions Bank; and Zions Bankcorporation, N.A., DBA California Bank & Trust (together, the “Portfolio Loan Lenders”). The Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center (each a “Portfolio Loan Property,” and together, the “Portfolio Loan Properties”).
Pursuant to the terms of the Eighth Extension Agreement, the maturity date of the facility was extended to January 22, 2027, with two additional 12-month extension options, subject to the terms and conditions in the loan documents. Pursuant to the Eighth Extension Agreement, the Amended and Restated Portfolio Loan Facility bears interest at one-month Term SOFR plus 300 basis points.

Prior to closing the Eighth Extension Agreement, the aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $465.9 million (the “Principal Debt”). The Eighth Extension Agreement provides for $15.0 million of new funding (“Additional Loan Proceeds”; the Additional Loan Proceeds together with the Principal Debt (the “Maximum Facility Amount”)) that may be advanced in accordance with, and subject to the terms and conditions of, the Eighth Extension Agreement. The Additional Loan Proceeds may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, and taxes and insurance attributable to the Portfolio Loan Properties. The advances of Additional Loan Proceeds are only available to the extent sufficient funds are not available from certain cash accounts established under the Eighth Extension Agreement.
The Eighth Extension Agreement requires the Amended and Restated Portfolio Loan Facility Borrowers to paydown a portion of the loan such that the Maximum Facility Amount is not greater than (i) $420.0 million on or before December 31, 2025, (ii) $300.0 million on or before December 31, 2026 and (iii) $150.0 million on or before December 31, 2027. In connection with the paydown provisions, the Eighth Extension Agreement requires the sale of Counted Projects (defined below), from time to time, such that we do not own more than five Counted Projects as of December 31, 2025, four Counted Projects as of December 31, 2026 and three Counted Projects as of December 31, 2027. The Counted Projects are the Portfolio Loan Properties and Accenture Tower. In connection with the sale of the Portfolio Loan Properties, the Eighth Extension Agreement provides for up to $30 million of sales proceeds from the sale of the first Portfolio Loan Property and up to a total of $15 million of sales proceeds from the sale of subsequent Portfolio Loan Properties to be funded into the Cash Sweep Collateral Account (defined below) that can be used as described below. Commencing September 30, 2025 and each quarter thereafter, the Eighth Extension Agreement also requires that the Portfolio Loan Properties meet certain leasing requirements.
The Eighth Extension Agreement provides that 100% of excess cash flow from the Portfolio Loan Properties be deposited monthly into cash collateral accounts (the “Cash Sweep Collateral Account”). Subject to the requirements contained therein, the Amended and Restated Portfolio Loan Facility Borrowers will be permitted to withdraw funds from the Cash Sweep Collateral Account to pay or reimburse the Amended and Restated Portfolio Loan Facility Borrowers for approved tenant improvements, leasing commissions and capital improvements, for operating shortfalls related to the Portfolio Loan Properties to the extent they occur in any month and for certain other limited fees and expenses.
Additionally, the Eighth Extension Agreement (i) limits the amount of asset management fees that may be paid by us to our advisor to 90% of the asset management fees associated with the Portfolio Loan Properties (“Permitted Asset Management Fees”) (with the remaining 10% of the asset management fees associated with the Portfolio Loan Properties being deferred until the Amended and Restated Portfolio Loan Facility Borrowers have either paid in full their obligations under the Amended and Restated Portfolio Loan Facility, or met the requirements to pay such deferred fees during the extension periods of the loan) and (ii) limits the amount of REIT-level general and administrative expenses that can be allocated to the Portfolio Loan Properties and paid or reimbursed by the Amended and Restated Portfolio Loan Facility Borrowers, provided that in each case no such payments may be made during the occurrence and continuance of a default or potential default for which the Amended and Restated Portfolio Loan Facility Borrowers have received notice that has not been waived or cured.
The Eighth Extension Agreement also restricts us from paying dividends or distributions to our stockholders or redeeming shares of our stock, except that if no default has occurred and is continuing under the Amended and Restated Portfolio Loan Facility, we may distribute such amounts to our stockholders as are required for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, so long as such distributions are not funded by the Amended and Restated Portfolio Loan Facility Borrowers.
The Eighth Extension Agreement contains various ongoing financial covenants at both the guarantor (REIT Properties III) and borrower level.

The Eighth Extension Agreement required us to cause the equity interests of certain of our subsidiaries (and all proceeds therefrom) that directly and indirectly own Accenture Tower to be pledged to the Portfolio Loan Lenders as security for all of the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility. The Eighth Extension Agreement also requires us to cause approximately half of the units of the SREIT held by us to be pledged to the Portfolio Loan Lenders as security for all of the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility. To the extent that we sell any of the units of the SREIT (other than certain excluded units), we are required to contribute the cash proceeds of such sale to the Amended and Restated Portfolio Loan Facility Borrowers for such proceeds to be applied as follows (i) in respect of the first $30.0 million of cash proceeds, 50% in prepayment of the outstanding obligations under the Amended and Restated Portfolio Loan Facility and the remaining 50% to be distributed to REIT Properties III to fund the general capital and other cash flow needs of us and our subsidiaries and, (ii) any amounts thereafter, 50% in prepayment of the outstanding obligations under the Amended and Restated Portfolio Loan Facility and 50% to fund the Cash Sweep Collateral Account for capital needs of the Portfolio Loan Properties. The Eighth Extension Agreement also provides that (a) in respect of the sale of Accenture Tower, the first $10 million of net sale proceeds shall be used to fund to the Cash Sweep Collateral Account with the remaining net sale proceeds required to be used to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility, and (b) in respect of the sale of The Almaden, the first $10.0 million of net sale proceeds is required to be used to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility with the remaining net sale proceeds to be applied on an equal basis to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility and to fund the Cash Sweep Collateral Account.
The Eighth Extension Agreement continues to provide that, if elected by the required Portfolio Loan Lenders, a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered to REIT Properties III under (a) our Credit Facility, (b) the payment guaranty agreement of our Modified Portfolio Revolving Loan Facility or (c) as a result of a default under any guaranty or any other indebtedness of REIT Properties III where the demand made or amount guaranteed is greater than $5.0 million. Further, the occurrence of a default (after any required notice, cure or standstill period, as applicable) under the Accenture Tower Loan will cause a default under the Accenture pledge, resulting in a cross-default under the Amended and Restated Portfolio Loan Facility.
Amendment to Advisory Agreement
In connection with the Eighth Extension Agreement, on February 6, 2025, we and our advisor entered into an amendment to the advisory agreement to (i) defer a portion of the asset management fee associated with the Portfolio Loan Properties as described above and (ii) subject to the further limitations contained in the advisory agreement and our charter, reduce the disposition fees associated with the sales of the Portfolio Loan Properties, Accenture Tower and The Almaden to 0.65% of the contract sales price of each property.

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
The table below summarizes the outstanding principal balance, interest rate or weighted-average contractual interest rates and fair value for our notes payable for each category; and the notional amounts, average pay rates, average receive rates and fair value of our derivative instruments, based on maturity dates as of December 31, 2024 (dollars in thousands):

	Maturity Date						Total Value or Notional Amount
	2025		2026	2027	2028	2029		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$100,000		$1,000,000	$—	$—	$—	$1,100,000	$10,509
Average pay rate (1)	1.2%		3.3%	—%	—%	—%	3.1%
Average receive rate (2)	4.3%		4.3%	—%	—%	—%	4.3%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$—		$118,440	$—	$—	$—	$118,440	$118,100
Interest rate	—%		7.5%	—%	—%	—%	7.5%
Variable Rate	$525,938	(3)	$743,833	$62,852	$—	$—	$1,332,623	$1,324,677
Weighted-average contractual interest rate (4)	6.2%		7.2%	7.3%	—%	—%	6.8%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the one-month Term SOFR rate as of December 31, 2024.
(3) Subsequent to December 31, 2024, we completed the modification and extension of the Amended and Restated Portfolio Loan Facility. As a result, as of March 14, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.5 years. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Eighth Modification of the Amended and Restated Portfolio Loan Facility.”
(4) The weighted-average contractual interest rate represents the actual interest rate in effect as of December 31, 2024, consisting of the contractual interest rate and using interest rate indices as of December 31, 2024, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2024, the fair value of our fixed rate debt was $118.1 million and the outstanding principal balance of our fixed rate debt was $118.4 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2024. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2024, we were exposed to market risks related to fluctuations in interest rates on $232.6 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.1 billion of our variable rate debt. Based on interest rates as of December 31, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2025, interest expense on our variable rate debt would increase or decrease by $2.3 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2024 were 7.5% and 5.7%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2024 where applicable.
Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, our lenders have required higher interest rate spreads compared to the terms in the loans being refinanced or extended. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future as a result of recent extensions and loan modifications. For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets.”
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
As of December 31, 2024, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of December 31, 2024, the aggregate value of our investment in the units of the SREIT was $40.6 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.171 per unit as of December 31, 2024, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.709 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. Based solely on the closing price per unit of the SREIT units as of December 31, 2024, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $4.1 million.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) Amendment to Code of Conduct and Ethics
On March 12, 2025, we amended our Code of Conduct and Ethics to adopt insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors and officers and the managers, officers and employees of our advisor and its affiliates who provide services to us, which policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.
(b) During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics, which includes insider trading policies and procedures, that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitiii.com and is filed as an exhibit to this Annual Report on Form 10-K.
The other information required by this Item is incorporated by reference from our 2025 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-45 through F-46 of this report:
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
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.1.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2024, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed September 27, 2024

10.1.2	Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of October 11, 2024

10.1.3	Amendment No. 2 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of December 20, 2024

10.2	Management Fee and Disposition Fee Subordination Agreement, by KBS Capital Advisors LLC in favor of U.S. Bank National Association, dated as of November 22, 2024

10.3.1
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

10.3.2
Amended and Restated Guaranty Agreement by and between KBS REIT Properties III, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.3
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

10.3.4
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

10.3.5
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Regions Bank, dated as of November 3, 2021, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.6
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and PNC Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.7
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.8
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and U.S. Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.9
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.10
Loan Modification and Extension Agreement, by and among KBSIII 60 South Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., executed as of November 8, 2023 and made effective as of November 3, 2023, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024

10.3.11
Second Loan Modification and Extension Agreement, by and among KBSIII 60 South Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., made effective as of November 17, 2023, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024

10.3.12
Third Loan Modification and Extension Agreement, by and among KBSIII 60 South Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., executed as of December 29, 2023 and made effective as of December 22, 2023, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024

10.3.13
Fourth Loan Modification and Extension Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., effective as of February 6, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 15, 2024

10.3.14
Fifth Loan Modification and Extension Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., effective as of July 15, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed November 14, 2024

Ex.	Description

10.3.15
Sixth Loan Modification and Extension Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., effective as of October 11, 2024

10.3.16
Seventh Loan Modification and Extension Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., dated as of November 22, 2024

10.4.1
Term Loan Agreement, by and among KBSIII Domain Gateway, LLC, KBSIII 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC and U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.4.2
Recourse Carve-Out Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.4.3
Payment Guaranty Agreement, by KBS REIT Properties III, LLC for the benefit of U.S. Bank National Association, dated October 17, 2018, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 14, 2019

10.4.4
First Modification and Additional Advance Agreement (Long Form), by and among KBSIII Domain Gateway, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, KBSIII 201 17th Street, LLC, U.S. Bank National Association and the Lenders party thereto, dated January 23, 2020, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.4.5
Assumption and Joinder Agreement, by and among KBSIII 201 17th Street, LLC, the other Borrowers thereto and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.4.6
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Associated Bank, National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.4.7
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and City National Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.4.8
Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Regions Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.4.9
Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and Citizens Bank, dated January 23, 2020, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.4.10
Second Amended and Restated Promissory Note, by and among KBSIII Domain Gateway, LLC, KBS 515 Congress, LLC, KBSIII 155 North 400 West, LLC, KBSIII 1550 West McEwen Drive, LLC, KBSIII 201 17th Street, LLC and U.S. Bank National Association, dated January 23, 2020, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

Ex.	Description

10.4.11
Second Modification Agreement by and among KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, and KBSIII 201 17th Street, LLC, U.S. Bank National Association, and Lenders dated as of February 28, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed May 12, 2023

10.4.12
Additional Advance and Third Modification Agreement by and among KBSIII 1550 West McEwen Drive, LLC, KBSIII 155 North 400 West, LLC, KBSIII 515 Congress, LLC, and KBSIII 201 17th Street, LLC, U.S. Bank National Association, and Lenders dated as of February 9, 2024, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May15, 2024

10.4.13
Modification of Guaranty and Consent and Reaffirmation of Guarantor by KBS REIT Properties III, LLC dated as of February 9, 2024, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed May 15, 2024

10.5.1
Revolving and Term Loan Agreement, by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.5.2
Promissory Note, by and between KBSIII 500 West Madison, LLC and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.5.3
Promissory Note, by and between KBSIII 500 West Madison, LLC and Deutsche Pfandbriefbank AG, dated November 2, 2020, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.5.4
Payment Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.5.5
Recourse Carve-Out Guaranty Agreement, by and among KBS REIT Properties III, LLC and U.S. Bank National Association, dated November 2, 2020, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.5.6
Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated March 1, 2021, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.5.7
Promissory Note by and between KBSIII 500 West Madison, LLC and National Bank of Kuwait S.A.K.P. dated March 1, 2021, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.5.8
First Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of March 8, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed May 12, 2023

10.5.9
Second Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of November 2, 2023, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024

10.5.10	Third Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of November 1, 2024

10.5.11	First Extension Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of December 9, 2024

10.5.12	Second Extension Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of December 12, 2024

Ex.	Description

10.5.13	Third Extension Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of December 18, 2024

10.5.14	Fourth Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of December 20, 2024

10.5.15	Amended and Restated Payment Guaranty Agreement by KBS REIT Properties III, LLC and U.S. Bank National Association, and Lenders dated as of December 20, 2024

10.5.16	Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and Bank of America, N.A., dated as of December 20, 2024

10.5.17	Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and Deutsche Pfandbriefbank AG dated as of December 20, 2024

10.5.18	Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and National Bank of Kuwait S.A.K.P. Grand Cayman Branch, dated as of December 20, 2024

10.5.19	Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated as of December 20, 2024

10.5.20	Amended and Restated Recourse Carve-Out Guaranty Agreement by and among KBS REIT Properties III, LLC, U.S. Bank National Association, and Lenders dated as of December 20, 2024

10.6.1
Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 13, 2015

10.6.2
First Amendment to Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated March 14, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed May 15, 2019

10.6.3
Second Amendment to Deed of Lease, by and between KBSIII 3003 Washington, LLC and KBS Realty Advisors, LLC, dated August 12, 2024, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed November 14, 2024

14.1	Code of Conduct and Ethics

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
KBS Real Estate Investment Trust III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has $467.0 million of loan maturities and required principal paydowns within one year from the date of issuance of the consolidated financial statements, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Company’s real estate investments totaled $1.6 billion as of December 31, 2024. As discussed in Note 3 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
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
March 14, 2025

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Real estate:
Land	$226,106	$251,527
Buildings and improvements	1,991,483	2,081,857
Tenant origination and absorption costs	27,334	34,285
Total real estate held for investment, cost	2,244,923	2,367,669
Less accumulated depreciation and amortization	(681,392)	(659,799)
Total real estate held for investment, net	1,563,531	1,707,870
Real estate held for sale, net	—	131,608
Total real estate, net	1,563,531	1,839,478
Real estate equity securities	40,600	51,802
Total real estate and real estate-related investments, net	1,604,131	1,891,280
Cash and cash equivalents	30,484	36,836
Restricted cash	11,090	14,086
Rents and other receivables, net	101,372	91,485
Above-market leases, net	120	189
Assets related to real estate held for sale, net	—	14,126
Prepaid expenses and other assets	76,248	91,383
Total assets	$1,823,445	$2,139,385
Liabilities and equity
Notes payable:
Notes payable, net	$1,442,661	$1,549,369
Notes payable related to real estate held for sale, net	—	186,527
Total notes payable, net	1,442,661	1,735,896
Accounts payable and accrued liabilities	46,911	49,646
Due to affiliate	19,520	17,408
Below-market leases, net	544	1,069
Liabilities related to real estate held for sale, net	—	2,615
Other liabilities	57,250	65,339
Total liabilities	1,566,886	1,871,973
Commitments and contingencies (Note 13)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,299
Cumulative distributions in excess of net income	(1,058,223)	(1,047,372)
Total stockholders’ equity	256,559	267,412
Total liabilities and equity	$1,823,445	$2,139,385

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Rental income	$258,459	$270,158	$275,026
Dividend income from real estate equity securities	967	11,850	14,850
Other operating income	18,239	18,669	18,141
Total revenues	277,665	300,677	308,017
Expenses:
Operating, maintenance and management	72,872	75,914	74,783
Real estate taxes and insurance	49,992	52,789	51,811
Asset management fees to affiliate	19,568	20,839	20,102
General and administrative expenses	18,544	7,297	8,115
Depreciation and amortization	111,206	115,235	111,860
Interest expense	126,588	120,475	60,259
Net gain on derivative instruments	(17,634)	(14,907)	(51,932)
Impairment charges on real estate	6,847	45,459	—
Total expenses	387,983	423,101	274,998
Other income (loss):
Unrealized loss on real estate equity securities	(11,202)	(35,614)	(92,812)
Gain from extinguishment of debt	56,372	—	—
Gain on sale of real estate, net	53,064	—	—
Write-off of prepaid offering costs	—	—	(2,728)
Other interest income	1,233	505	63
Total other income (loss), net	99,467	(35,109)	(95,477)
Net loss	$(10,851)	$(157,533)	$(62,458)
Net loss per common share, basic and diluted	$(0.07)	$(1.06)	$(0.42)
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	148,738,748	149,164,231

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2021	153,150,766	$1,532	$1,322,613	$(703,952)	$620,193
Net loss	—	—	—	(62,458)	(62,458)
Issuance of common stock	3,434,632	34	33,357	—	33,391
Transfers from redeemable common stock	—	—	8,977	—	8,977
Redemptions of common stock	(8,620,444)	(86)	(89,097)	—	(89,183)
Distributions declared	—	—	—	(89,235)	(89,235)
Other offering costs	—	—	(17)	—	(17)
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668
Net loss	—	—	—	(157,533)	(157,533)
Issuance of common stock	1,900,374	19	16,230	—	16,249
Transfers from redeemable common stock	—	—	33,392	—	33,392
Redemptions of common stock	(1,349,082)	(14)	(12,128)	—	(12,142)
Distributions declared	—	—	—	(34,194)	(34,194)
Other offering costs	—	—	(28)	—	(28)
Balance, December 31, 2023	148,516,246	$1,485	$1,313,299	$(1,047,372)	$267,412
Net loss	—	—	—	(10,851)	(10,851)
Other offering costs	—	—	(2)	—	(2)
Balance, December 31, 2024	148,516,246	$1,485	$1,313,297	$(1,058,223)	$256,559

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net loss	$(10,851)	$(157,533)	$(62,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,206	115,235	111,860
Impairment charges on real estate	6,847	45,459	—
Unrealized loss on real estate equity securities	11,202	35,614	92,812
Deferred rents	(8,553)	(7,635)	(10,896)
Amortization of above- and below-market leases, net	(456)	(769)	(1,280)
Amortization of deferred financing costs	9,524	4,243	3,940
Unrealized losses (gains) on derivative instruments	6,833	16,451	(52,189)
Gain related to swap terminations	(178)	—	—
Interest rate swap settlement for early terminated swaps	6,552	—	—
Gain from extinguishment of debt	(56,372)	—	—
Gain on sale of real estate	(53,064)	—	—
Write-off of prepaid offering costs	—	—	2,728
Interest rate swap settlements for off-market swap instruments	—	(9,138)	(1,543)
Changes in operating assets and liabilities:
Rents and other receivables	(7,317)	(3,149)	3,044
Due from affiliates	—	10	333
Prepaid expenses and other assets	(12,833)	(14,441)	(16,395)
Accounts payable and accrued liabilities	3,337	(1,323)	(2,598)
Due to affiliates	1,612	7,043	2,239
Other liabilities	164	11,567	6,368
Net cash provided by operating activities	7,653	41,634	75,965
Cash Flows from Investing Activities:
Improvements to real estate	(34,469)	(81,219)	(121,568)
Proceeds from sale of real estate, net	192,371	—	—
Purchase of interest rate cap	—	(25)	—
Net cash provided by (used in) investing activities	157,902	(81,244)	(121,568)
Cash Flows from Financing Activities:
Proceeds from notes payable	35,913	77,170	282,118
Principal payments on notes payable	(198,463)	(9,952)	(83,013)
Payments of deferred financing costs	(10,465)	(2,887)	(1,155)
Interest rate swap settlements for off-market swap instruments	—	9,853	569
Restricted cash surrendered from deed-in-lieu of foreclosure	(1,886)	—	—
Payments to redeem common stock	—	(12,142)	(89,183)
Payments of prepaid other offering costs	—	—	(110)
Payments of other offering costs	(2)	(28)	(17)
Distributions paid to common stockholders	—	(25,319)	(56,205)
Net cash (used in) provided by financing activities	(174,903)	36,695	53,004
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,348)	(2,915)	7,401
Cash, cash equivalents and restricted cash, beginning of period	50,922	53,837	46,436
Cash, cash equivalents and restricted cash, end of period	$41,574	$50,922	$53,837
Supplemental Disclosure of Cash Flow Information:
Interest paid	$92,521	$93,657	$55,245
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$—	$—	$7,374
Mortgage loan extinguished in connection with deed-in-lieu of foreclosure	$125,000	$—	$—
Real estate transferred in connection with deed-in-lieu of foreclosure	$69,028	$—	$—
Net liabilities transferred in connection with deed-in-lieu of foreclosure	$2,286	$—	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$16,249	$33,391
Redeemable common stock payable	$—	$—	$711
Accrued improvements to real estate	$6,885	$14,222	$19,324
Accrued deferred loan financing costs	$5,347	$—	$—
Accrued disposition fees	$500	$—	$—
Accrued interest rate swap settlements related to off-market swap instruments	$—	$—	$(974)

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (as amended, the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2024, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2024, the Company owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
2. GOING CONCERN
Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $467.0 million of notes payable maturities and required principal paydowns during the 12-month period from the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. In addition, the Company continues to evaluate raising capital through the issuance of new equity or debt. The Company may also defer noncontractual expenditures. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to repay outstanding debt obligations at maturity, make certain required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in its loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real and financial markets. As a result of the Company’s upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

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
During the year ended December 31, 2024, the Company sold two office properties. As a result, certain assets and liabilities related to these properties were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for each of the years ended December 31, 2024, 2023 and 2022 was equal to net income (loss) for these respective periods.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
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
The Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classifies such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs are not capitalizable under the definition of initial direct costs under Topic 842.
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
December 31, 2024
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets during the year ended December 31, 2022. The Company recorded impairment losses of $6.8 million and $45.5 million on its real estate and related intangible assets during the years ended December 31, 2024 and 2023, respectively. See Note 4, “Real Estate — Impairment of Real Estate.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Real Estate Held for Non-Sale Disposition
The Company considers real estate assets that do not meet the criteria for held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition. The assets and liabilities related to real estate held for non-sale disposition are included in the Company’s consolidated balance sheets and the results of operations are presented as part of continuing operations in the Company’s consolidated statements of operations for all periods presented. Operating results of properties that will be disposed of other than by sale are included in continuing operations on the Company’s consolidated statements of operations until the ultimate disposition of real estate.
Real Estate Equity Securities
Real estate equity securities are carried at fair value based on quoted market prices for the security. Unrealized gains and losses on real estate equity securities are recognized in earnings.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2024.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2024. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2024
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Cash Flow Classification of Derivative Settlements
The Company classifies proceeds received or amounts paid related to early terminations or settlements of its derivative instruments not designated as hedges for accounting purposes in cash flows from operating activities in the statement of cash flows. During the year ended December 31, 2024, the Company terminated two interest rate swap agreements and received aggregate settlement proceeds of $6.6 million which was included in net cash flow provided by operating activities in the accompanying consolidated statement of cash flows.
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
December 31, 2024
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2024
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Redeemable Common Stock
On March 15, 2024, the Company terminated its share redemption plan. Prior to termination, the Company’s share redemption program enabled stockholders to sell their shares to the Company in limited circumstances. When active, the restrictions of the Company’s share redemption program limited its stockholders’ ability to sell their shares should they require liquidity and limited the stockholders’ ability to recover an amount equal to the Company’s estimated value per share.
The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. During periods in which the share redemption program was active, the Company’s common shares were considered redeemable at the option of the holder and, accordingly, the Company separately classified an amount equal to the current maximum potential redemption obligation under the share redemption program as redeemable common stock on the consolidated balance sheet. When the Company determined it has a mandatory obligation to repurchase shares under the share redemption program, it reclassified such obligations from temporary equity to a liability based upon their respective settlement values.
During the year ended December 31, 2024, the Company did not redeem or repurchase any shares of its common stock.
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
December 31, 2024
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement, the Dealer Manager Agreement or the AIP Reimbursement Agreement. See Note 11, “Related Party Transactions.”
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity costs. With respect to employee costs, and other than future payments pursuant to the Bonus Retention Fund (defined below), at this time, the Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. The Company currently does not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses), and other than further payments pursuant to the Bonus Retention Fund, the Company does not reimburse the Advisor for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
On November 22, 2024, the Advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of the Credit Facility Agent (for defined terms in this section, see Note 8, “Notes Payable – Recent Financing Transactions”).
Pursuant to the Subordination Agreement, the Advisor agreed that payment of certain asset management fees owed by the Company to the Advisor pursuant to the Advisory Agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to the Advisor associated with five of the Company’s real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that the Company may pay the Advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full.
Further, in connection with the Accenture Tower Fourth Modification Agreement, on December 20, 2024, the Company and the Advisor entered into an amendment to the Advisory Agreement to defer 10% of the asset management fees associated with Accenture Tower until the Accenture Tower Loan is paid in full; provided, that upon the occurrence and during the continuance of a restricted payment event under the loan agreement, all asset management fees with respect to Accenture Tower will be deferred and during the restricted payment event, such deferred fees may only be paid to the Advisor with the consent of the required lenders.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023 when the Company had deposited $8.5 million in cash into such account. Following such time and except as described herein, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of December 31, 2024, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.
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
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to December 31, 2024. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
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
Disposition Fee
For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or one of its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or one of its affiliates, the fee paid to the Advisor or one of its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the disposition fees paid to the Advisor or one of its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. No disposition fees will be paid with respect to any sales of the Company’s investment in units of the SREIT. Notwithstanding the foregoing, the Advisor has agreed to reduce and defer certain disposition fees. On October 11, 2024, in connection with an amendment to the Amended and Restated Portfolio Loan Facility, the Company and the Advisor amended the advisory agreement to reduce the disposition fee payable in connection with the sale of Preston Commons to $0.5 million and to defer payment of the disposition fee to December 1, 2025. Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower, the Advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to the Advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent. As of December 31, 2024, the Company had accrued and deferred $0.5 million of disposition fees payable to the Advisor.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2024. As of December 31, 2024, the returns for calendar years 2020 through 2023 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2024, 2023 and 2022, respectively.
Distributions declared per common share were $0.230 and $0.598 during the years ended December 31, 2023 and 2022, respectively. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2022 through December 2022 and January 2023 through June 2023. No distributions were declared for the six months ended December 31, 2023 and the year ended December 31, 2024, respectively. For each monthly record date for distributions during the period from January 1, 2022 through December 31, 2022, distributions were calculated at a rate of $0.04983333 per share. For each monthly record date for distributions during the period from January 1, 2023 through June 30, 2023, distributions were calculated at a rate of $0.03833333 per share.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in these notes to the consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In November 2023, the FASB issued accounting standards update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as disclosure of the title and position of the chief operating decision maker (“CODM”) and how the CODM uses the reported measure(s) of segment profit or loss in assessing performance. Public entities with a single reportable segment are required to provide the new disclosures under ASU 2023-07 and all disclosures under Topic 280 on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company’s financial statement disclosures. Additional disclosure required by ASU 2023-07 is included in Note 12, “Segment Information.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
4. REAL ESTATE
As of December 31, 2024, the Company’s real estate portfolio was composed of 13 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 6.4 million rentable square feet. As of December 31, 2024, the Company’s real estate portfolio was collectively 80.6% occupied. The following table summarizes the Company’s investments in real estate as of December 31, 2024 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$143,310	$(58,514)	$84,796
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	37,388	(14,095)	23,293
60 South Sixth	01/31/2013	Minneapolis	MN	Office	115,520	(1,825)	113,695
Sterling Plaza	06/19/2013	Dallas	TX	Office	97,086	(36,020)	61,066
Accenture Tower	12/16/2013	Chicago	IL	Office	575,455	(184,634)	390,821
Ten Almaden	12/05/2014	San Jose	CA	Office	131,599	(45,433)	86,166
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	223,697	(73,665)	150,032
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,814	(49,418)	105,396
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	87,836	(17,430)	70,406
201 17th Street	06/23/2015	Atlanta	GA	Office	105,507	(37,952)	67,555
515 Congress	08/31/2015	Austin	TX	Office	137,475	(40,512)	96,963
The Almaden	09/23/2015	San Jose	CA	Office	193,133	(56,081)	137,052
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,999	(16,648)	44,351
Carillon	01/15/2016	Charlotte	NC	Office	181,104	(49,165)	131,939
					$2,244,923	$(681,392)	$1,563,531
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of December 31, 2024, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$390,821	21.4%	$38,988	93.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2024, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
4. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2024, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 14.5 years with a weighted-average remaining term of 5.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.4 million and $10.0 million as of December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized deferred rent from tenants of $8.6 million, $7.6 million and $10.9 million, respectively. As of December 31, 2024 and 2023, the cumulative deferred rent balance was $95.1 million and $87.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.9 million and $15.2 million of unamortized lease incentives as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2025	$173,216
2026	166,042
2027	144,762
2028	125,612
2029	103,562
Thereafter	377,923
$1,091,117

As of December 31, 2024, the Company’s office and office/retail properties were leased to approximately 460 tenants over a diverse range of industries and geographic areas. As of December 31, 2024, no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of December 31, 2024, the Company’s net investments in real estate in Illinois, California and Texas represented 21.4%, 20.5% and 13.3% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the year ended December 31, 2024, the Company recorded non-cash impairment charges of $6.8 million to write down the carrying value of 60 South Sixth (located in Minneapolis, Minnesota) to its estimated fair value as a result of changes in cash flow estimates which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued challenges in the leasing environment.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
4. REAL ESTATE (CONTINUED)
During the year ended December 31, 2023, the Company recorded non-cash impairment charges of $45.5 million to write down the carrying value of 201 Spear Street (located in San Francisco, California) to its estimated fair value as a result of continued market uncertainty due to rising interest rates, increased vacancy rates as a result of slow return to office in San Francisco, additional projected vacancy due to anticipated tenant turnover and further declining values of comparable sales in the market, all of which impacted ongoing cash flow estimates and leasing projections, which resulted in the future estimated undiscounted cash flows being lower than the net carrying value of the property. As a result, 201 Spear Street was valued at substantially less than the outstanding mortgage debt. During the year ended December 31, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction (the “Deed-in-Lieu Transaction”) with the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. See below, “— Disposition Through Deed-in-Lieu Transaction.”
The Company did not record any impairment charges on its real estate properties during the year ended December 31, 2022.
Disposition Through Deed-in-Lieu Transaction
During the year ended December 31, 2024, the Company disposed of the 201 Spear Street property in connection with the Deed-in-Lieu Transaction and recognized a $56.4 million gain from extinguishment of debt for the year ended December 31, 2024. As of December 31, 2023, the 201 Spear Street property was held for non-sale disposition. The results of operations for 201 Spear Street are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes the revenues and expenses related to 201 Spear Street for the years ended December 31, 2024, 2023 and 2022, respectively (in thousands).

	Years Ended December 31,
	2024	2023	2022
Revenues
Rental income (1)	$197	$7,930	$20,999
Other operating income	9	507	670
Total revenues	$206	$8,437	$21,669
Expenses
Operating, maintenance, and management	$52	$3,773	$4,140
Real estate taxes and insurance	69	2,701	2,831
Asset management fees to affiliate	26	789	1,054
General and administrative expenses	93	113	67
Depreciation and amortization	—	3,941	5,617
Interest expense	419	10,001	4,256
Impairment charge	—	45,459	—
Total expenses	$659	$66,777	$17,965
_____________________
(1) For the year ended December 31, 2023, rental income includes a reserve for straight-line rent for a lease at 201 Spear Street.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
5. REAL ESTATE DISPOSITIONS
During the year ended December 31, 2024, the Company sold two office properties to purchasers unaffiliated with the Company or the Advisor. In February 2024, the Company completed the sale of one office property for $48.8 million, before third-party closing costs and disposition fees payable to the Advisor, and in November 2024, the Company sold one office property for $151.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $53.1 million related to these dispositions. As of December 31, 2024, the Company did not have any real estate properties held for sale.
The results of operations for the properties sold during the year ended December 31, 2024 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2024, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues
Rental income	$16,164	$22,964	$20,794
Other operating income	1,480	1,592	1,305
Total revenues	$17,644	$24,556	$22,099
Expenses (1)
Operating, maintenance, and management	$3,922	$5,422	$5,512
Real estate taxes and insurance	2,588	3,893	3,938
Asset management fees to affiliate	1,047	1,478	1,442
Depreciation and amortization	6,055	8,906	7,995
Total expenses	$13,612	$19,699	$18,887
_____________________
(1) The office property sold in February 2024 had served as collateral for the Modified Portfolio Revolving Loan Facility and the property sold in November 2024 had served as collateral for the Amended and Restated Portfolio Loan Facility. Interest expense incurred on these portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, interest expense incurred for the sold properties is not shown in this table. Upon the sale of the office property in February 2024, $46.2 million of the outstanding principal of the Modified Portfolio Revolving Loan Facility was repaid. Upon the sale of the office property in November 2024, $140.4 million of the outstanding principal of the Amended and Restated Portfolio Loan Facility was repaid.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2023 (in thousands).

December 31, 2023
Real estate held for sale, net:
Total real estate, at cost	$185,309
Accumulated depreciation and amortization	(53,701)
Real estate held for sale, net	131,608
Other assets	14,126
Total assets related to real estate held for sale	$145,734
Liabilities related to real estate held for sale:
Notes payable related to real estate held for sale, net	$186,527
Other liabilities	2,615
Total liabilities related to real estate held for sale	$189,142

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW
MARKET LEASE LIABILITIES
As of December 31, 2024 and 2023, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Cost	$27,334	$34,285	$873	$904	$(4,679)	$(7,216)
Accumulated Amortization	(20,960)	(25,161)	(753)	(715)	4,135	6,147
Net Amount	$6,374	$9,124	$120	$189	$(544)	$(1,069)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Amortization	$(2,751)	$(3,907)	$(5,744)	$(69)	$(73)	$(86)	$525	$842	$1,366

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2024 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2025	$(2,311)	$(68)	$314
2026	(1,741)	(52)	198
2027	(1,033)	—	32
2028	(910)	—	—
2029	(379)	—	—
Thereafter	—	—	—
	$(6,374)	$(120)	$544
Weighted-Average Remaining Amortization Period	3.4 years	1.8 years	1.8 years

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. As of December 31, 2024, REIT Properties III held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of December 31, 2024, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $40.6 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.171 per unit as of December 31, 2024.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $1.0 million, $11.9 million and $14.9 million of dividend income from its investment in the SREIT, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded an unrealized loss on real estate equity securities of $11.2 million, $35.6 million and $92.8 million, respectively.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
8. NOTES PAYABLE
As of December 31, 2024 and 2023, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of December 31, 2024 (1)	Effective Interest Rate as of December 31, 2024 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$118,440	$119,870	7.45%	7.45%	Principal & Interest	02/01/2026
201 Spear Street Mortgage Loan (4)	—	125,000	(4)	(4)	(4)	(4)
Carillon Mortgage Loan (5)	88,140	94,400	One-month Term SOFR (6) + 1.50%	5.84%	Principal & Interest	04/11/2026
Modified Portfolio Revolving Loan Facility (7)	209,789	249,145	One-month Term SOFR + 3.00%	7.34%	Principal & Interest	03/01/2026
3001 & 3003 Washington Mortgage Loan (8)	138,807	140,410	One-month Term SOFR + 0.10% + 2.90%	7.34%	Interest Only	05/06/2026
Accenture Tower Loan (9)	307,097	306,000	One-month Term SOFR + 3.00%	7.34%	Interest Only	11/02/2026
Credit Facility (10)	62,852	37,500	One-month Term SOFR + 3.00%	7.34%	Principal & Interest	09/30/2027
Amended and Restated Portfolio Loan Facility (11)	460,938	601,288	One-month Term SOFR + 0.10% + 1.80%	6.24%	Interest Only	01/23/2025
Park Place Village Mortgage Loan (12)	65,000	65,000	One-month Term SOFR + 1.95%	6.29%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,451,063	$1,738,613
Deferred financing costs, net	(8,402)	(2,717)
Total Notes Payable, net	$1,442,661	$1,735,896
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2024. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2024, consisting of the contractual interest rate and using interest rate indices as of December 31, 2024, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2024; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
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
(6) Secured Overnight Financing Rate (“Term SOFR”).
(7) See below, “– Recent Financing Transactions – Modified Portfolio Revolving Loan Facility.”
(8) See below, “– Recent Financing Transactions – 3001 & 3003 Washington Mortgage Loan.”
(9) See below, “– Recent Financing Transactions – Accenture Tower Loan.”
(10) See below, “– Recent Financing Transactions – Modifications of Credit Facility.”
(11) See below, “– Recent Financing Transactions – Amended and Restated Portfolio Loan Facility” and Note 14, “Subsequent Events – Eighth Modification of the Amended and Restated Portfolio Loan Facility.”
(12) As of December 31, 2024, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $467.0 million of notes payable maturing and required principal paydowns during the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. In addition, the Company may continue to evaluate raising capital through the issuance of new equity or debt. The Company may also defer noncontractual expenditures. Additionally, elevated interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern.”
During the years ended December 31, 2024, 2023 and 2022, the Company’s interest expense related to notes payable was $126.6 million, $120.5 million and $60.3 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $9.5 million, $4.2 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, $8.6 million and $9.9 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2024 (in thousands):

2025	$557,717
2026	865,846
2027	27,500
2028	—
2029	—
Thereafter	—
$1,451,063

The Company’s notes payable contain financial debt covenants. As discussed below under “– Recent Financing Transactions,” in connection with short-term extensions of certain loans, the Company’s lenders have waived certain financial debt covenants. As of December 31, 2024, the Company believes it was in compliance with the debt covenants under its notes payable to the extent those covenants were not waived by the lenders. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of December 31, 2024, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility, the Amended and Restated Portfolio Loan Facility, the 3001 & 3003 Washington Mortgage Loan and the Accenture Tower Loan are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
8. NOTES PAYABLE (CONTINUED)

Recent Financing Transactions
Amended and Restated Portfolio Loan Facility
On November 3, 2021, certain of the Company’s indirect wholly owned subsidiaries (the “Amended and Restated Portfolio Loan Facility Borrowers”) entered into a loan agreement with Bank of America, N.A., as administrative agent (the “Portfolio Loan Agent”); BofA Securities, Inc., Wells Fargo Securities, LLC and Capital One, National Association as joint lead arrangers and joint book runners; Wells Fargo Bank, N.A., as syndication agent; and each of the financial institutions signatory thereto as lenders (as subsequently modified and amended, the “Amended and Restated Portfolio Loan Facility”). The current lenders under the Amended and Restated Portfolio Loan Facility are Bank of America, N.A.; Wells Fargo Bank, National Association; U.S. Bank, National Association; Capital One, National Association; PNC Bank, National Association; Regions Bank; and Zions Bankcorporation, N.A., DBA California Bank & Trust (together, the “Portfolio Loan Lenders”).
As of December 31, 2024, the aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $460.9 million, which reflects a pay down on November 15, 2024 of $140.4 million from the net proceeds from the sale of Preston Commons (see Note 5, “Real Estate Dispositions”). Following the release of Preston Commons, the Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center (the “Portfolio Loan Properties”).
On February 6, 2024, July 15, 2024, October 11, 2024 and November 22, 2024, the Amended and Restated Portfolio Loan Facility Borrowers entered into loan modification and extension agreements with the Portfolio Loan Agent and the Portfolio Loan Lenders (the “Fourth Extension Agreement,” “Fifth Extension Agreement,” “Sixth Extension Agreement” and “Seventh Extension Agreement,” respectively). Through these short-term extension agreements, as of December 31, 2024, the Amended and Restated Portfolio Loan Facility maturity date had been extended to January 23, 2025.
Pursuant to the Fifth Extension Agreement, the interest rate which was based on the Bloomberg Short-Term Bank Yield Index (“BSBY”) was replaced with SOFR. Effective August 1, 2024, the Amended and Restated Portfolio Loan Facility bears interest at one-month Term SOFR plus 180 basis points plus a SOFR margin adjustment of 10 basis points.
Under the extension agreements, the Portfolio Loan Agent and the Portfolio Loan Lenders waived the requirement for the Portfolio Loan Properties to satisfy the minimum required ongoing debt service coverage ratio through the then current maturity date under the loan documents and waived the requirement for REIT Properties III as guarantor to satisfy a net worth covenant through the then current maturity date under the loan documents.
The Fourth Extension Agreement included, among other requirements, a requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both on or prior to July 15, 2024. The Fifth Extension Agreement extended the capital raise milestone to October 15, 2024 and added additional milestones. The Sixth Extension Agreement waived certain milestones initially included in the Fourth and Fifth Extension Agreements, including the requirement for the Company to raise not less than $100,000,000 in new equity, debt or a combination of both, and required the Company to satisfy other conditions.
The Fourth Extension Agreement provides that 100% of excess cash flow from the Portfolio Loan Properties continues to be deposited monthly into a cash collateral account (the “Cash Sweep Collateral Account”). Funds may not be withdrawn from the Cash Sweep Collateral Account without the prior written consent of the Portfolio Loan Agent, and upon certain events, the Portfolio Loan Agent has the right to withdraw funds from the Cash Sweep Collateral Account. The Fourth Extension Agreement provides that, subject to the requirements contained therein, the Amended and Restated Portfolio Loan Facility Borrowers will be permitted to withdraw funds from the Cash Sweep Collateral Account to pay or reimburse the Amended and Restated Portfolio Loan Facility Borrowers for approved tenant improvements, leasing commissions and capital improvements and for operating shortfalls related to the Portfolio Loan Properties to the extent they occur in any month.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
8. NOTES PAYABLE (CONTINUED)
Additionally, the Fourth Extension Agreement provides that a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default under the following loans is delivered to REIT Properties III by U.S. Bank, National Association under (a) the Company’s Credit Facility, (b) the payment guaranty agreement of the Company’s Modified Portfolio Revolving Loan Facility or (c) any other indebtedness of REIT Properties III where the demand made or amount guaranteed is greater than $5.0 million. The Fifth Extension Agreement further provides a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment following a default in accordance with the terms of the respective guaranty is delivered to REIT Properties III by the lenders under the Company’s Almaden Mortgage Loan or the Company’s Park Place Village Mortgage Loan, in each case where the demand made or amount guaranteed is greater than $5.0 million.
Both the Fourth and Fifth Extension Agreements required the Amended and Restated Portfolio Loan Facility Borrowers to deposit an additional $5.0 million into the Cash Sweep Collateral Account (which will generally be used to fund capital expenditures and operating cash flow needs of the Portfolio Loan Properties).
The Seventh Extension Agreement required that on or prior to December 19, 2024, the Amended and Restated Portfolio Loan Facility Borrowers and REIT Properties III, as guarantor, enter into a customary mandate letter with the Portfolio Loan Agent under which the Portfolio Loan Agent will agree to pursue credit approval (subject to further diligence review and credit approvals by all Portfolio Loan Lenders, and final documentation satisfactory to all parties in their respective sole and absolute discretion) for a restructuring of the Amended and Restated Portfolio Loan Facility on the terms and conditions to be set forth in a term sheet attached to such mandate letter.
On January 23, 2025, the Amended and Restated Portfolio Loan Facility Borrowers entered into a short-term extension agreement with the Portfolio Loan Agent and the Portfolio Loan Lenders (the “January Extension Agreement”) and extended the maturity date of the Amended and Restated Portfolio Loan Facility to February 6, 2025. On February 6, 2025, the Amended and Restated Portfolio Loan Facility Borrowers entered into an eighth loan modification and extension agreement with the Portfolio Loan Agent and the Portfolio Loan Lenders (the “Eighth Extension Agreement”). See Note 14, “Subsequent Events – Eighth Modification of the Amended and Restated Portfolio Loan Facility,” for information regarding the January Extension Agreement and the Eighth Extension Agreement, which extended the maturity date of the Amended and Restated Portfolio Loan Facility to January 22, 2027, among other modifications.
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
December 31, 2024
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
As a result of the release of the McEwen Building, the Third Modification Agreement allows the Company to draw back a portion of the amount of the loan paydown from the McEwen Building sale proceeds through holdbacks on the Modified Portfolio Revolving Loan Facility, consisting of (i) a holdback for the payment of, or reimbursement of the Modified Portfolio Revolving Loan Borrowers’ payment of, tenant improvements, leasing commissions and capital expenditures related to the Modified Portfolio Revolving Loan Properties equal to $10.0 million and (ii) a holdback for the payment of, or reimbursement of REIT Properties III’s (the “Guarantor”) and/or its subsidiaries’ payment of, tenant improvements, leasing commissions and capital expenditures for real property and related improvements owned directly or indirectly by the Guarantor in an amount equal to $6.2 million. Disbursements of the holdback amounts are subject to the conditions of the Third Modification Agreement. In the event of disbursements of the holdback amounts, such advances by the Modified Portfolio Revolving Loan Lenders will increase the aggregate principal commitment under the Modified Portfolio Revolving Loan Facility. As of December 31, 2024, $6.7 million of the holdbacks on the Modified Portfolio Revolving Loan Facility are available for future disbursement, subject to the conditions of the Third Modification Agreement.
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
December 31, 2024
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
Modifications of Credit Facility
On July 30, 2021, REIT Properties III, the Company’s indirect wholly owned subsidiary (the “Credit Facility Borrower”), entered into an unsecured credit facility (as subsequently modified and amended, the “Credit Facility”) with U.S. Bank National Association, as administrative agent (the “Credit Facility Agent”). The current lenders under the Credit Facility are U.S. Bank National Association and Bank of America, N.A. (the “Credit Facility Lenders”).
On May 10, 2024, July 30, 2024, November 5, 2024, November 15, 2024 and November 22, 2024, the Credit Facility Borrower entered into modification agreements with the Credit Facility Agent and Credit Facility Lenders (the “Credit Facility Second Modification Agreement,” “Credit Facility Third Modification Agreement,” “Credit Facility Fourth Modification Agreement,” “Credit Facility Fifth Modification Agreement” and “Credit Facility Sixth Modification Agreement,” respectively). Through these modification agreements, the Credit Facility maturity date was extended to the earliest to occur of (i) September 30, 2027 and (ii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated.
The Credit Facility Second Modification Agreement permanently reduced the aggregate commitment under the Credit Facility to $62.9 million, which was fully drawn as of December 31, 2024. The Credit Facility Second Modification Agreement also eliminated the revolving portion of the facility and converted the facility to a non-revolving term loan, such that no amounts repaid may be subsequently reborrowed.
Pursuant to the Credit Facility Second Modification Agreement, the Credit Facility Third Modification Agreement, the Credit Facility Fourth Modification Agreement and the Credit Facility Fifth Modification Agreement, the Credit Facility Agent and Credit Facility Lenders waived the requirement for the Credit Facility Borrower to comply with the maximum leverage ratio, minimum consolidated net worth requirement, minimum fixed charges coverage ratio and minimum liquidity requirement from December 31, 2023 through the then current maturity date. The Credit Facility Sixth Modification Agreement requires the Credit Facility Borrower to satisfy the EBITDA to interest charges ratio covenant, commencing with the December 31, 2024 calendar quarter reporting period.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
8. NOTES PAYABLE (CONTINUED)
The Credit Facility Sixth Modification Agreement includes a requirement to meet each of the following milestones:
(a) on or prior to December 31, 2025, the Credit Facility Borrower will cause the sale of one of the Company’s properties and pay down the outstanding principal balance of the Credit Facility in an amount equal to the net sales proceeds therefrom up to $25.4 million and reduce the outstanding principal balance of the Credit Facility to no greater than $37.5 million;
(b) on or prior to September 30, 2026, the Credit Facility Borrower will cause the sale of one of the Company’s properties and use 50% of the net sales proceeds therefrom to pay down the Credit Facility Borrower’s obligations under the Credit Facility and reduce the outstanding principal balance of the Credit Facility to no greater than $27.5 million; and
(c) on or prior to September 30, 2027, the Credit Facility Borrower will cause the sale of three of the Company’s properties and use 100% of the net sales proceeds to pay all remaining obligations of the Credit Facility Borrower under the Credit Facility.
The Credit Facility Sixth Modification Agreement restricts the timing and amount of asset management fees and disposition fees that may be paid to the Advisor with respect to certain properties. See the discussion of the Subordination Agreement under Note 3, “Summary of Significant Accounting Policies – Related Party Transactions.” The Credit Facility Sixth Modification Agreement also limits the amount of REIT-level general and administrative expenses that can be paid from the following properties: Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower. Other than payments for these permitted fees and expenses, no dividends or distributions may be made from these properties up to the Company without the prior written consent of the Credit Facility Lenders. Notwithstanding the foregoing, during the existence of any event of default under the Credit Facility, the Credit Facility Borrower will not and will not permit any of its subsidiaries to make any payments of dividends or distributions up to the Company other than, and with the consent of the Credit Facility Agent, as necessary for the Company to maintain its status as a REIT for federal income tax purposes and to avoid any liability for federal and state income or excise taxes.
The Credit Facility Sixth Modification Agreement modified the required pledges under the Credit Facility. The Credit Facility Sixth Modification Agreement required the Company to cause the equity interests of certain of the Company’s subsidiaries (and all proceeds therefrom) that (i) directly and indirectly own 515 Congress, 201 17th Street and Gateway Tech Center and (ii) indirectly own Park Place Village, to be pledged to the Credit Facility Lenders as security for all of the Credit Facility Borrower’s obligations under the Credit Facility. Notwithstanding the foregoing, the pledges of equity interests in the subsidiaries that indirectly own Park Place Village will be released upon the Credit Facility Borrower’s $25.4 million pay down of the Credit Facility on or before December 31, 2025, pursuant to the milestones discussed above. Additionally, pursuant to the Credit Facility Sixth Modification Agreement and 3001 & 3003 Washington Mortgage Loan Fifth Modification, the Company caused the pledge of the equity interests of certain of the Company’s subsidiaries (and all proceeds therefrom) that directly and indirectly own Carillon to be pledged to the Credit Facility Lenders and the 3001 & 3003 Washington Lender as security for all of the Credit Facility Borrower’s and 3001 & 3003 Washington Borrowers’ obligations under the Credit Facility and the 3001 & 3003 Washington Mortgage Loan, respectively.
Each of the pledge agreements (a) contain restrictions on (1) the respective pledgor’s ability to pay asset management fees to the Advisor and (2) the amount of REIT-level general and administrative expenses that may be distributed by the pledgor to the Company and (b) require either all or a portion, as applicable, of the net sale proceeds from the sales of 515 Congress, 201 17th Street, Gateway Tech Center, Park Place Village and Carillon to be used to reduce the Credit Facility Borrower’s obligations under the Credit Facility (and with respect to the Carillon Pledge, a portion will also be used to reduce the 3001 & 3003 Washington Borrowers’ obligations under the 3001 & 3003 Washington Mortgage Loan).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
8. NOTES PAYABLE (CONTINUED)
The Sixth Modification Agreement provides that (a) an event of default will occur under the Credit Facility upon the occurrence of an event of default under any credit facility for which the Credit Facility Borrower is a guarantor (other than non-recourse carveouts) and (b) the occurrence of a default or event of default (after any required notice or cure period, if applicable) under the Modified Portfolio Revolving Loan Facility, the Park Place Village Mortgage Loan or the Carillon Mortgage Loan will cause an event of default under the Credit Facility and the related pledges. Pursuant to the Carillon pledge, the occurrence of a default or event of default (after any required notice, cure or standstill period, as applicable) under the Credit Facility or 3001 & 3003 Washington Mortgage Loan will cause a default under the Carillon pledge, resulting in cross-defaults under the Credit Facility and 3001 & 3003 Washington Mortgage Loan. Further, the Credit Facility Sixth Modification Agreement provides that an event of default will occur under the Credit Facility upon the occurrence of a default or event of default under any pledge agreement required by the Credit Facility or the Subordination Agreement.
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
The 3001 & 3003 Washington Mortgage Loan Fifth Modification required the Company to cause the pledge of the equity interests of certain of the Company’s subsidiaries (and all proceeds therefrom) that directly and indirectly own Carillon as described above under “—Modifications of Credit Facility.” Further, in the event of the sale of the Carillon property, certain excess proceeds from such sale must be used to repay the 3001 & 3003 Washington Mortgage Loan.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
8. NOTES PAYABLE (CONTINUED)
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
Accenture Tower Loan
On November 2, 2020, the Company, through an indirect wholly owned subsidiary (the “Accenture Tower Borrower”), entered into a loan facility with U.S. Bank, National Association, as administrative agent (the “Accenture Tower Agent”), joint lead arranger and co-book runner; Bank of America, N.A., as syndication agent, joint lead arranger and co-book runner; and each of the financial institutions signatory thereto as lenders (as amended and modified, the “Accenture Tower Loan”). The current lenders under the Accenture Tower Loan are U.S. Bank, National Association, Bank of America, N.A., Deutsche Pfandbriefbank AG and the National Bank of Kuwait S.A.K.P. Grand Cayman Branch (the “Accenture Tower Lenders”). The Accenture Tower Loan is secured by Accenture Tower.
On November 1, 2024, December 9, 2024, December 12, 2024 and December 18, 2024, the Company, through the Accenture Tower Borrower, entered into agreements with the Accenture Tower Lenders to modify and extend the Accenture Tower Loan. Through these modification and extension agreements, the Accenture Tower Loan maturity date was extended to December 20, 2024. Pursuant to these modification and extension agreements, the Accenture Tower Agent and the Accenture Tower Lenders waived the requirement for REIT Properties III as guarantor to satisfy the net worth covenant, the leverage ratio covenant and the EBITDA to fixed charges ratio covenant for all periods following November 1, 2024 through the then current maturity date.
On December 20, 2024, the Company, through the Accenture Tower Borrower, entered into a fourth modification agreement with the Accenture Tower Lenders (the “Accenture Tower Fourth Modification Agreement”). Pursuant to the Accenture Tower Fourth Modification Agreement, the Accenture Tower Lenders agreed to extend the maturity date of the Accenture Tower Loan to November 2, 2026, with an additional 12-month extension option available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents.
Prior to the Accenture Tower Fourth Modification Agreement, the Accenture Tower Loan bore interest at the one-month Term SOFR plus 235 basis points. Pursuant to the Accenture Tower Fourth Modification Agreement, the Accenture Tower Loan bears interest at one-month Term SOFR plus 300 basis points.
The Accenture Tower Fourth Modification Agreement converted all of the outstanding indebtedness under the Accenture Tower Loan into non-revolving, term debt and provides that any future funding advanced under the loan will be non-revolving, term debt. Pursuant to the Accenture Tower Fourth Modification Agreement, the aggregate commitment under the Accenture Tower Loan was increased to $322.0 million, consisting of the then-outstanding principal balance of $306.0 million and $16.0 million of new funding (“New Availability”) that may be advanced in accordance with, and subject to the terms and conditions of, the Accenture Tower Fourth Modification Agreement. Subject to the terms and conditions in the Accenture Tower Fourth Modification Agreement, proceeds from the New Availability may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, certain approved monthly operating shortfall amounts at Accenture Tower, taxes and insurance attributable to Accenture Tower, or other capital expenditures related to Accenture Tower, and the New Funding is only available to the extent there are not sufficient funds available from the Cash Sweep Collateral Account (defined below). As of December 31, 2024, the outstanding principal balance of the Accenture Tower Loan was $307.1 million and $14.9 million of New Availability on the Accenture Tower Loan was available for future disbursement, subject to the conditions of the Accenture Tower Fourth Modification Agreement.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
8. NOTES PAYABLE (CONTINUED)
The Accenture Tower Fourth Modification Agreement requires that 100% of excess cash flow (the “Accenture Tower Excess Cash Flow”) from Accenture Tower be deposited monthly into a cash collateral account maintained with the Accenture Tower Agent in the name of the Accenture Tower Borrower (the “Cash Sweep Collateral Account”). Funds may not be withdrawn from the Cash Sweep Collateral Account without the prior written consent of the Accenture Tower Agent. So long as no default exists under the Accenture Tower Loan and subject to the terms and conditions in the Accenture Tower Fourth Modification Agreement, the Accenture Tower Borrower will be permitted to withdraw funds from the Cash Sweep Collateral Account for the payment or reimbursement of (i) approved tenant improvements, leasing commissions and capital improvement costs, (ii) monthly operating shortfall amounts at Accenture Tower, (iii) taxes and insurance attributable to Accenture Tower and (iv) certain other cash flow needs of the Accenture Tower Borrower. Upon the occurrence and during the continuance of a default and on the maturity date, the Accenture Tower Agent has the right to withdraw funds from the Cash Sweep Collateral Account and/or other required accounts and apply such funds to any due and payable obligations of the Accenture Tower Borrower.
The Accenture Tower Fourth Modification Agreement restricts the Accenture Tower Borrower, REIT Properties III, the Operating Partnership and the Company from making Restricted Payments (as defined below) without the prior consent of the required Accenture Tower Lenders. Notwithstanding the foregoing, (i) the Company may pay the Advisor 90% of the asset management fees associated with Accenture Tower (“Permitted Asset Management Fees”) (with the remaining 10% of the asset management fees associated with Accenture Tower being deferred until the Accenture Tower Borrower has paid in full its obligations under the Accenture Tower Loan) and (ii) the Accenture Tower Borrower may distribute to the Company certain REIT-level general and administrative expenses allocated to Accenture Tower, provided that in each case no such payments may be made without the consent of the required Accenture Tower Lenders during the occurrence and continuance of a noticed default that has not been cured or waived, if the Accenture Tower Agent has delivered to the Accenture Tower Borrower a reservation of rights or similar letter relating to a default that has not be waived or if the Accenture Tower Agent determines a monthly operating shortfall exists at Accenture Tower. Further, provided no event of default exists, REIT Properties III, the Operating Partnership and the Company may make Restricted Payments as necessary for the Company to maintain its status as a real estate investment trust for federal income tax purposes and to avoid any liability for federal and state income or excise taxes. “Restricted Payments” include (a) any distribution, dividend or redemption with respect to any equity interests in the Accenture Tower Borrower or the direct or indirect owners of the Accenture Tower Borrower, (b) any payment on account of the purchase, redemption, cancellation or termination of any equity interests in the Accenture Tower Borrower or the direct or indirect owners of the Accenture Tower Borrower or any option, warrant or other right to acquire any equity interest in the Accenture Tower Borrower or any direct or indirect owners of Accenture Tower Borrower, or (c) any other payment by the Accenture Tower Borrower to (i) its direct or indirect owners or (ii) any person that controls the Accenture Tower Borrower including, without limitation, the payment of any asset management fees or general or administrative expenses, provided that asset management fees and REIT-level general and administrative costs and expenses allocable to properties other than Accenture Tower may be paid using sources other than those derived from Accenture Tower.
The Accenture Tower Fourth Modification Agreement requires the Accenture Tower Borrower to maintain a minimum debt service coverage ratio and REIT Properties III, as guarantor, to satisfy the EBITDA to interest charges ratio covenant, subject to certain terms and conditions in the loan documents, commencing with the December 31, 2024 calendar quarter reporting period.
Additionally, the Accenture Tower Fourth Modification Agreement provides that a default will occur under the Accenture Tower Loan (i) if a written demand for payment following a default is delivered to REIT Properties III and not paid when due under (a) any loan facility under which REIT Properties III is a guarantor or borrower or (b) any other indebtedness of REIT Properties III where the demand made is greater than $5.0 million and the required Accenture Tower Lenders elect to call a default or (ii) if any pledge documents are entered into with respect to the membership interests of the Accenture Tower Borrower or its direct owner that are not in compliance with the terms and conditions of the Accenture Tower Fourth Modification Agreement.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
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
As of December 31, 2024, the Company has entered into 14 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2024 and 2023. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2024		December 31, 2023			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2024
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	14	$1,100,000	16	$1,300,000	Fallback SOFR (2)/ Fixed at 1.08% - 1.28% One-month Term SOFR/ Fixed at 2.38% - 3.92%	3.1%	1.4
Interest rate cap (3)	—	$—	1	$125,000	(3)	(3)	(3)
_____________________
(1) In February 2024, the Company terminated two interest rate swap agreements and received aggregate settlement payments of $6.6 million.
(2) Upon cessation of one-month LIBOR on June 30, 2023, eight of the Company’s interest rate swaps which bore interest at one-month LIBOR were automatically converted to a fallback rate (“Fallback SOFR”) plus an 11.448 basis point adjustment. As of December 31, 2024, the Company had two remaining interest rate swaps which had been converted to Fallback SOFR, each with a maturity date of January 1, 2025.
(3) The interest rate cap expired in January 2024.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023 (dollars in thousands):

		December 31, 2024		December 31, 2023
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	14	$10,509	15	$23,891
Interest rate swaps	Other liabilities, at fair value	—	$—	1	$(175)
Interest rate cap	Prepaid expenses and other assets, at fair value	—	$—	1	$—

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
9. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$—	$—	$7,152
Realized gain recognized on interest rate swaps	(24,289)	(31,358)	(6,895)
Unrealized loss (gain) on interest rate swaps (1)	6,833	16,426	(52,189)
Gains related to swap terminations	(178)	—	—
Unrealized loss on interest rate cap	—	25	—
Net gain on derivative instruments	$(17,634)	$(14,907)	$(51,932)
_____________________
(1) For the year ended December 31, 2023, unrealized loss (gain) on interest rate swaps included an $8.7 million unrealized loss related to the change in fair value of two off-market interest rate swaps (which expired on November 2, 2023) determined to be hybrid financial instruments for which the Company elected to apply the fair value option. For the year ended December 31, 2022, unrealized loss (gain) on interest rate swaps included a $10.7 million unrealized gain related to the change in fair value of two off-market interest rate swaps determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

10. FAIR VALUE DISCLOSURES
The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of assets and liabilities for which it is practicable to estimate the fair value:
Cash and cash equivalents, restricted cash, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the nature and/or short maturities of these items.
Real estate equity securities: At December 31, 2024, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
10. FAIR VALUE DISCLOSURES (CONTINUED)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2024 and 2023, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2024			December 31, 2023
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,451,063	$1,442,661	$1,442,777	$1,738,613	$1,735,896	$1,679,259

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
As of December 31, 2024, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$40,600	$40,600	$—	$—
Asset derivatives - interest rate swaps	10,509	—	10,509	—

During the year ended December 31, 2024, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$124,770	$—	$—	$124,770
_____________________
(1) Amount represents the fair value for a real estate asset impacted by an impairment charge during the year ended December 31, 2024, as of the date that the fair value measurement was made, which was September 30, 2024. The carrying value for the real estate asset measured at a reporting date other than September 30, 2024 may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2024, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property included a discount rate of 9.25% and a terminal cap rate of 8.00%. See Note 4, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
11. RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor. The Company’s Dealer Manager Agreement with the Dealer Manager terminated on March 15, 2024 upon termination of the Company’s dividend reinvestment plan. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, and entitle the Advisor to reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also served as the advisor and dealer manager, respectively, for KBS REIT II (liquidated May 2023) and KBS Growth & Income REIT (liquidated August 2024).
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2024, 2023 and 2022, respectively, and any related amounts payable as of December 31, 2024 and 2023 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2024	2023	2022	2024	2023
Expensed
Asset management fees (1)	$19,568	$20,839	$20,102	$18,585	$16,992
Reimbursement of operating expenses (2)	377	420	325	435	416
Disposition fees (3)	914	—	—	500	—
	$20,859	$21,259	$20,427	$19,520	$17,408
_____________________
(1) See “Asset Management Fees” below and under Note 3, “Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $106,000, $111,000 and $163,000 for the years ended December 31, 2024, 2023 and 2022, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2024, 2023 and 2022. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see Note 3, “Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations. As of December 31, 2024, the Company accrued and deferred $0.5 million of disposition fees payable to the Advisor related to the sale of Preston Commons until December 1, 2025. See Note 3, “Summary of Significant Accounting Policies— Related Party Transactions—Disposition Fees.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
11. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers. The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During each of the years ended December 31, 2024, 2023 and 2022, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
Asset Management Fees
As of December 31, 2024 and 2023, the Company had accrued $18.6 million and $17.0 million of asset management fees, respectively, of which $8.5 million were Deferred Asset Management Fees as of December 31, 2024 and 2023, and $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of December 31, 2024 and 2023, see Note 3, “Summary of Significant Accounting Policies— Related Party Transactions—Asset Management Fee.” For the year ended December 31, 2022, the Company and the Advisor agreed to adjust MFFO for the purpose of the calculation above to add back the following non-operating expenses: a one-time write-off of prepaid offering costs of $2.7 million and a $0.5 million fee to the conflicts committee’s financial advisor in connection with the conflicts committee’s review of alternatives available to the Company.
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
On August 12, 2024, the Lessor entered into a Second Amendment to Deed of Office Lease (the “Second Amended Lease”) with the Lessee to extend the lease period commencing on September 1, 2024 and expiring on November 30, 2029, unless terminated earlier in accordance with certain terms and conditions contained therein, and set the annual base rent during the extension period. The annualized base rent for the Second Amended Lease is approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Second Amended Lease is $53.75 per square foot.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.3 million, $0.3 million and $0.3 million of revenue related to this lease, respectively.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
11. RELATED PARTY TRANSACTIONS (CONTINUED)
During the years ended December 31, 2024, 2023 and 2022, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

12. SEGMENT INFORMATION
The Company’s operations are reported within one reportable segment. The Company has invested in core real estate properties and real estate-related investments with the goal of acquiring a portfolio of income-producing investments. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. The Company derives revenue from real estate properties leased to tenants under operating leases and dividends from its investment in the SREIT, a traded Singapore real estate investment trust which holds income-producing office properties. The Company’s real estate properties and the SREIT’s properties are all located in the United States. The Company manages its business activities on a consolidated basis.
As a group, the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Advisor’s Chief Executive Officer collectively act as the CODM of the Company.
The CODM reviews financial information presented on a consolidated basis. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income, which is reported on the accompanying consolidated statements of operations. The CODM uses consolidated net income to evaluate income generated from assets (return on assets) in deciding whether to reinvest profits into its real estate properties, repay debt or to pay dividends to stockholders. Consolidated net income is used to monitor budgeted versus actual results. Additionally, the measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.
The accounting policies of the Company’s single reportable segment are the same as those described in the summary of significant accounting policies.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2024.
Capital Expenditures Obligations
As of December 31, 2024, the Company had capital expenditure obligations of $27.7 million, of which $12.7 million was accrued and included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2024. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2024, including amounts that may be classified as lease incentives pursuant to GAAP.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
14. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Eighth Modification of the Amended and Restated Portfolio Loan Facility
On February 6, 2025, the Company, through the Amended and Restated Portfolio Loan Facility Borrowers and REIT Properties III, entered into the eighth loan modification agreement with the Portfolio Loan Agent and the Portfolio Loan Lenders (the “Eighth Extension Agreement”). Pursuant to the terms of the Eighth Extension Agreement, the maturity date of the facility was extended to January 22, 2027, with two additional 12-month extension options, subject to the terms and conditions in the loan documents. Pursuant to the Eighth Extension Agreement, the Amended and Restated Portfolio Loan Facility bears interest at one-month Term SOFR plus 300 basis points.
Prior to closing the Eighth Extension Agreement, the aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $465.9 million (the “Principal Debt”). The Eighth Extension Agreement provides for $15.0 million of new funding (“Additional Loan Proceeds”; the Additional Loan Proceeds together with the Principal Debt (the “Maximum Facility Amount”)) that may be advanced in accordance with, and subject to the terms and conditions of, the Eighth Extension Agreement. The Additional Loan Proceeds may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, and taxes and insurance attributable to the Portfolio Loan Properties. The advances of Additional Loan Proceeds are only available to the extent sufficient funds are not available from certain cash accounts established under the Eighth Extension Agreement.
The Eighth Extension Agreement requires the Amended and Restated Portfolio Loan Facility Borrowers to paydown a portion of the loan such that the Maximum Facility Amount is not greater than (i) $420.0 million on or before December 31, 2025, (ii) $300.0 million on or before December 31, 2026 and (iii) $150.0 million on or before December 31, 2027. In connection with the paydown provisions, the Eighth Extension Agreement requires the sale of Counted Projects (defined below), from time to time, such that the Company does not own more than five Counted Projects as of December 31, 2025, four Counted Projects as of December 31, 2026 and three Counted Projects as of December 31, 2027. The Counted Projects are the Portfolio Loan Properties and Accenture Tower. In connection with the sale of the Portfolio Loan Properties, the Eighth Extension Agreement provides for up to $30 million of sales proceeds from the sale of the first Portfolio Loan Property and up to a total of $15 million of sales proceeds from the sale of subsequent Portfolio Loan Properties to be funded into the Cash Sweep Collateral Account (defined below) that can be used as described below. Commencing September 30, 2025 and each quarter thereafter, the Eighth Extension Agreement also requires that the Portfolio Loan Properties meet certain leasing requirements.
The Eighth Extension Agreement provides that 100% of excess cash flow from the Portfolio Loan Properties be deposited monthly into cash collateral accounts (the “Cash Sweep Collateral Account”). Subject to the requirements contained therein, the Amended and Restated Portfolio Loan Facility Borrowers will be permitted to withdraw funds from the Cash Sweep Collateral Account to pay or reimburse the Amended and Restated Portfolio Loan Facility Borrowers for approved tenant improvements, leasing commissions and capital improvements, for operating shortfalls related to the Portfolio Loan Properties to the extent they occur in any month and for certain other limited fees and expenses.
Additionally, the Eighth Extension Agreement (i) limits the amount of asset management fees that may be paid by the Company to the Advisor to 90% of the asset management fees associated with the Portfolio Loan Properties (“Permitted Asset Management Fees”) (with the remaining 10% of the asset management fees associated with the Portfolio Loan Properties being deferred until the Amended and Restated Portfolio Loan Facility Borrowers have either paid in full their obligations under the Amended and Restated Portfolio Loan Facility, or met the requirements to pay such deferred fees during the extension periods of the loan) and (ii) limits the amount of REIT-level general and administrative expenses that can be allocated to the Portfolio Loan Properties and paid or reimbursed by the Amended and Restated Portfolio Loan Facility Borrowers, provided that in each case no such payments may be made during the occurrence and continuance of a default or potential default for which the Amended and Restated Portfolio Loan Facility Borrowers have received notice that has not been waived or cured.
The Eighth Extension Agreement also restricts the Company from paying dividends or distributions to its stockholders or redeeming shares of its stock, except that if no default has occurred and is continuing under the Amended and Restated Portfolio Loan Facility, the Company may distribute such amounts to its stockholders as are required for the Company to qualify as a REIT under the Internal Revenue Code of 1986, as amended, so long as such distributions are not funded by the Amended and Restated Portfolio Loan Facility Borrowers.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2024
14. SUBSEQUENT EVENTS (CONTINUED)
The Eighth Extension Agreement contains various ongoing financial covenants at both the guarantor (REIT Properties III) and borrower level.
The Eighth Extension Agreement required the Company to cause the equity interests of certain of the Company’s subsidiaries (and all proceeds therefrom) that directly and indirectly own Accenture Tower to be pledged to the Portfolio Loan Lenders as security for all of the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility. The Eighth Extension Agreement also requires the Company to cause approximately half of the units of the SREIT held by the Company to be pledged to the Portfolio Loan Lenders as security for all of the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility. To the extent that the Company sells any of the units of the SREIT (other than certain excluded units), the Company is required to contribute the cash proceeds of such sale to the Amended and Restated Portfolio Loan Facility Borrowers for such proceeds to be applied as follows (i) in respect of the first $30.0 million of cash proceeds, 50% in prepayment of the outstanding obligations under the Amended and Restated Portfolio Loan Facility and the remaining 50% to be distributed to REIT Properties III to fund the general capital and other cash flow needs of the Company and its subsidiaries and, (ii) any amounts thereafter, 50% in prepayment of the outstanding obligations under the Amended and Restated Portfolio Loan Facility and 50% to fund the Cash Sweep Collateral Account for capital needs of the Portfolio Loan Properties. The Eighth Extension Agreement also provides that (a) in respect of the sale of Accenture Tower, the first $10 million of net sale proceeds shall be used to fund to the Cash Sweep Collateral Account with the remaining net sale proceeds required to be used to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility, and (b) in respect of the sale of The Almaden, the first $10.0 million of net sale proceeds is required to be used to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility with the remaining net sale proceeds to be applied on an equal basis to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility and to fund the Cash Sweep Collateral Account.
The Eighth Extension Agreement continues to provide that, if elected by the required Portfolio Loan Lenders, a default will occur under the Amended and Restated Portfolio Loan Facility if a written demand for payment is delivered to REIT Properties III under (a) the Company’s Credit Facility, (b) the payment guaranty agreement of the Company’s Modified Portfolio Revolving Loan Facility or (c) as a result of a default under any guaranty or any other indebtedness of REIT Properties III where the demand made or amount guaranteed is greater than $5.0 million. Further, the occurrence of a default (after any required notice, cure or standstill period, as applicable) under the Accenture Tower Loan will cause a default under the Accenture pledge, resulting in a cross-default under the Amended and Restated Portfolio Loan Facility.
Amendment to Advisory Agreement
In connection with the Eighth Extension Agreement, on February 6, 2025, the Company and the Advisor entered into an amendment to the Advisory Agreement to (i) defer a portion of the asset management fee associated with the Portfolio Loan Properties as described above and (ii) subject to the further limitations contained in the Advisory Agreement and the Company’s charter, reduce the disposition fees associated with the sales of the Portfolio Loan Properties, Accenture Tower and The Almaden to 0.65% of the contract sales price of each property.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2024
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Town Center	Plano, TX	100%	(4)	$7,428	$108,547	$115,975	$27,335	$7,428	$135,882	$143,310	$(58,514)	2001/2002/2006	03/27/2012
Gateway Tech Center (7)	Salt Lake City, UT	100%	(5)	5,617	20,051	25,668	11,720	5,617	31,771	37,388	(14,095)	1909	05/09/2012
60 South Sixth	Minneapolis, MN	100%	(4)	16,951	109,191	126,142	(10,622)	16,003	99,517	115,520	(1,825)	1991	01/31/2013
Sterling Plaza	Dallas, TX	100%	(4)	6,800	68,292	75,092	21,994	6,800	90,286	97,086	(36,020)	1984	06/19/2013
Accenture Tower (7)	Chicago, IL	100%	307,097	49,306	370,662	419,968	155,487	49,306	526,149	575,455	(184,634)	1987	12/16/2013
Ten Almaden	San Jose, CA	100%	(4)	7,000	110,292	117,292	14,307	7,000	124,599	131,599	(45,433)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	(4)	35,774	147,167	182,941	40,756	35,774	187,923	223,697	(73,665)	1972/1975/1985	12/23/2014
3003 Washington Boulevard	Arlington, VA	100%	(6)	18,800	129,820	148,620	6,194	18,800	136,014	154,814	(49,418)	2014	12/30/2014
Park Place Village (7)	Leawood, KS	100%	65,000	11,009	117,070	128,079	(40,243)	8,101	79,735	87,836	(17,430)	2007	06/18/2015
201 17th Street (7)	Atlanta, GA	100%	(5)	5,277	86,859	92,136	13,371	5,277	100,230	105,507	(37,952)	2007	06/23/2015
515 Congress (7)	Austin, TX	100%	(5)	8,000	106,261	114,261	23,214	8,000	129,475	137,475	(40,512)	1975	08/31/2015
The Almaden	San Jose, CA	100%	118,440	29,000	130,145	159,145	33,988	29,000	164,133	193,133	(56,081)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	(6)	9,900	41,551	51,451	9,548	9,900	51,099	60,999	(16,648)	2015	11/06/2015
Carillon (7)	Charlotte, NC	100%	88,140	19,100	126,979	146,079	35,025	19,100	162,004	181,104	(49,165)	1991	01/15/2016
		TOTAL		$229,962	$1,672,887	$1,902,849	$342,074	$226,106	$2,018,817	$2,244,923	$(681,392)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of impairment charges, write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $2.5 billion (unaudited) as of December 31, 2024.
(4) As of December 31, 2024, these properties served as the security for the Amended and Restated Portfolio Loan Facility, which had an outstanding principal balance of $460.9 million.
(5) As of December 31, 2024, these properties served as the security for the Modified Portfolio Revolving Loan Facility, which had an outstanding principal balance of $209.8 million.
(6) As of December 31, 2024, these properties served as the security for the 3001 & 3003 Washington Mortgage Loan, which had an outstanding principal balance of $138.8 million.
(7) In connection with the restructuring of certain debt facilities, the Company has directly and/or indirectly pledged the equity of subsidiaries owning these properties. See Note 8, “Notes Payable – Recent Financing Transactions” and Note 14, “Subsequent Events – Eighth Modification of the Amended and Restated Portfolio Loan Facility.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2024
(dollar amounts in thousands)

	2024	2023	2022
Real Estate:
Balance at the beginning of the year	$2,552,979	$2,568,352	$2,441,266
Improvements	27,132	76,346	144,693
Write off of fully depreciated and fully amortized assets	(70,652)	(46,260)	(17,607)
Impairments	(6,847)	(45,459)	—
Sale	(187,118)	—	—
Deed-in-lieu of foreclosure	(70,571)	—	—
Balance at the end of the year	$2,244,923	$2,552,979	$2,568,352
Accumulated depreciation and amortization:
Balance at the beginning of the year	$(713,501)	$(656,401)	$(572,968)
Depreciation and amortization expense	(98,645)	(103,360)	(101,040)
Write off of fully depreciated and fully amortized assets	70,652	46,260	17,607
Sale	58,559	—	—
Deed-in-lieu of foreclosure	1,543	—	—
Balance at the end of the year	$(681,392)	$(713,501)	$(656,401)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 14, 2025.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chief Executive Officer, President and Director (principal executive officer)	March 14, 2025
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 14, 2025
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 14, 2025
Stacie K. Yamane
/s/ MARC DELUCA	Chairman of the Board and Director	March 14, 2025
Marc DeLuca
/s/ STUART A. GABRIEL, PH.D.	Director	March 14, 2025
Stuart A. Gabriel, Ph.D.
/s/ ROBERT MILKOVICH	Director	March 14, 2025
Robert Milkovich
/s/ RON D. STURZENEGGER	Director	March 14, 2025
Ron D. Sturzenegger