Form 10-Q
period 2025-03-31
KBS Real Estate Investment Trust III, Inc.
filed 2025-05-12
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of May 8, 2025, there were 148,516,246 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Real estate:
Land	$226,106	$226,106
Buildings and improvements	1,996,140	1,991,483
Tenant origination and absorption costs	26,756	27,334
Total real estate held for investment, cost	2,249,002	2,244,923
Less accumulated depreciation and amortization	(704,304)	(681,392)
Total real estate, net	1,544,698	1,563,531
Real estate equity securities	35,377	40,600
Total real estate and real estate-related investments, net	1,580,075	1,604,131
Cash and cash equivalents	30,147	30,484
Restricted cash	14,257	11,090
Rents and other receivables, net	100,130	101,372
Above-market leases, net	103	120
Prepaid expenses and other assets	75,857	76,248
Total assets	$1,800,569	$1,823,445
Liabilities and equity
Notes payable, net	1,447,912	1,442,661
Accounts payable and accrued liabilities	53,495	46,911
Due to affiliate	19,386	19,520
Below-market leases, net	447	544
Other liabilities	56,042	57,250
Total liabilities	1,577,282	1,566,886
Commitments and contingencies (Note 13)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,297
Cumulative distributions in excess of net income	(1,091,495)	(1,058,223)
Total stockholders’ equity	223,287	256,559
Total liabilities and equity	$1,800,569	$1,823,445

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$60,264	$65,357
Dividend income from real estate equity securities	261	540
Other operating income	3,863	4,331
Total revenues	64,388	70,228
Expenses:
Operating, maintenance and management	17,050	17,403
Real estate taxes and insurance	11,860	12,954
Asset management fees to affiliate	4,584	4,943
General and administrative expenses	2,539	5,491
Depreciation and amortization	26,406	27,534
Interest expense	28,347	32,452
Net loss (gain) on derivative instruments	1,835	(16,152)
Total expenses	92,621	84,625
Other (loss) income:
Unrealized loss on real estate equity securities	(5,223)	(19,512)
Gain from extinguishment of debt	—	56,372
Gain on sale of real estate, net	—	14,781
Other interest income	184	330
Total other (loss) income, net	(5,039)	51,971
Net (loss) income	$(33,272)	$37,574
Net (loss) income per common share, basic and diluted	$(0.22)	$0.25
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	148,516,246

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2025 and 2024 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2024	148,516,246	$1,485	$1,313,297	$(1,058,223)	$256,559
Net loss	—	—	—	(33,272)	(33,272)
Balance, March 31, 2025	148,516,246	$1,485	$1,313,297	$(1,091,495)	$223,287

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2023	148,516,246	$1,485	$1,313,299	$(1,047,372)	$267,412
Net income	—	—	—	37,574	37,574
Other offering costs	—	—	(2)	—	(2)
Balance, March 31, 2024	148,516,246	$1,485	$1,313,297	$(1,009,798)	$304,984

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(33,272)	$37,574
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,406	27,534
Unrealized loss on real estate equity securities	5,223	19,512
Deferred rents	(2,236)	(3,488)
Amortization of above- and below-market leases, net	(80)	(160)
Amortization of deferred financing costs	2,312	2,482
Unrealized loss (gain) on derivative instruments	4,523	(8,904)
Gains related to swap terminations	—	(178)
Interest rate swap settlement for early terminated swaps	—	6,552
Gain from extinguishment of debt	—	(56,372)
Gain on sale of real estate	—	(14,781)
Changes in operating assets and liabilities:
Rents and other receivables	2,260	(3,395)
Prepaid expenses and other assets	(7,572)	(8,090)
Accounts payable and accrued liabilities	(3,042)	326
Due to affiliate	(134)	1,300
Other liabilities	(103)	1,965
Net cash (used in) provided by operating activities	(5,715)	1,877
Cash Flows from Investing Activities:
Improvements to real estate	(4,424)	(9,887)
Proceeds from sale of real estate, net	—	46,929
Net cash (used in) provided by investing activities	(4,424)	37,042
Cash Flows from Financing Activities:
Proceeds from notes payable	18,665	10,000
Principal payments on notes payable	(1,606)	(46,910)
Payments of deferred financing costs	(4,090)	(3,184)
Restricted cash surrendered from deed-in-lieu of foreclosure	—	(1,886)
Payments of other offering costs	—	(2)
Net cash provided by (used in) financing activities	12,969	(41,982)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,830	(3,063)
Cash, cash equivalents and restricted cash, beginning of period	41,574	50,922
Cash, cash equivalents and restricted cash, end of period	$44,404	$47,859
Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,682	$22,082
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage loan extinguished in connection with deed-in-lieu of foreclosure	$—	$125,000
Real estate transferred in connection with deed-in-lieu of foreclosure	$—	$69,028
Net liabilities transferred in connection with deed-in-lieu of foreclosure	$—	$2,286
Accrued improvements to real estate	$7,118	$12,276
Accrued deferred loan financing costs	$14,740	$—
Accrued disposition fees	$500	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (as amended, the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of March 31, 2025, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of March 31, 2025, the Company owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
2. GOING CONCERN
Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $611.1 million of notes payable maturities and required principal paydowns during the 12-month period from the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. In addition, the Company continues to evaluate raising capital through the issuance of new equity or debt. The Company may also defer noncontractual expenditures. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to repay outstanding debt obligations at maturity, make certain required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in its loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets. As a result of the Company’s upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
March 31, 2025
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
Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended March 31, 2025 and 2024 was equal to net income (loss) for these respective periods.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2025 and 2024, respectively.
No distributions were declared for the three months ended March 31, 2025 and 2024, respectively.
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
Recently Issued Accounting Standards Update
In November 2024, the FASB issued accounting standards update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and future disclosures but does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
4. REAL ESTATE
Real Estate Held for Investment
As of March 31, 2025, the Company’s real estate portfolio was composed of 13 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 6.4 million rentable square feet. As of March 31, 2025, the Company’s real estate portfolio was collectively 80.2% occupied. The following table summarizes the Company’s investments in real estate as of March 31, 2025 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$144,104	$(60,137)	$83,967
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	37,398	(14,575)	22,823
60 South Sixth	01/31/2013	Minneapolis	MN	Office	115,520	(3,644)	111,876
Sterling Plaza	06/19/2013	Dallas	TX	Office	98,234	(37,118)	61,116
Accenture Tower	12/16/2013	Chicago	IL	Office	576,067	(190,635)	385,432
Ten Almaden	12/05/2014	San Jose	CA	Office	131,599	(46,605)	84,994
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	223,725	(75,925)	147,800
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,926	(50,700)	104,226
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	88,028	(18,506)	69,522
201 17th Street	06/23/2015	Atlanta	GA	Office	105,538	(39,042)	66,496
515 Congress	08/31/2015	Austin	TX	Office	138,040	(41,839)	96,201
The Almaden	09/23/2015	San Jose	CA	Office	192,549	(57,392)	135,157
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	60,999	(17,123)	43,876
Carillon	01/15/2016	Charlotte	NC	Office	182,275	(51,063)	131,212
					$2,249,002	$(704,304)	$1,544,698
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of March 31, 2025, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$385,432	21.4%	$37,987	91.2%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2025, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
4. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2025, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 14.3 years with a weighted-average remaining term of 5.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.9 million and $8.4 million as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025 and 2024, the Company recognized deferred rent from tenants of $2.2 million and $3.5 million, respectively. As of March 31, 2025 and December 31, 2024, the cumulative deferred rent balance was $96.9 million and $95.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $17.8 million and $17.9 million of unamortized lease incentives as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2025 through December 31, 2025	$130,036
2026	166,445
2027	145,323
2028	126,960
2029	105,113
Thereafter	383,484
$1,057,361

As of March 31, 2025, the Company’s office and office/retail properties were leased to approximately 455 tenants over a diverse range of industries and geographic areas. As of March 31, 2025, no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of March 31, 2025, the Company’s net investments in real estate in Illinois, California and Texas represented 21.4%, 20.4% and 13.4% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
4. REAL ESTATE (CONTINUED)
Disposition Through Deed-in-Lieu of Foreclosure Transaction
During the year ended December 31, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction (the “Deed-in-Lieu Transaction”) with the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. As a result, during the three months ended March 31, 2024, the Company disposed of the 201 Spear Street property in connection with the Deed-in-Lieu Transaction and recognized a $56.4 million gain from extinguishment of debt for the three months ended March 31, 2024. The results of operations for 201 Spear Street are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes the revenue and expenses related to 201 Spear Street for the three months ended March 31, 2024 (in thousands).

For the Three Months Ended March 31, 2024
Revenues
Rental income (1)	$197
Other operating income	9
Total revenues	$206
Expenses
Operating, maintenance, and management	$52
Real estate taxes and insurance	69
Asset management fees to affiliate	26
General and administrative expenses	22
Interest expense	419
Total expenses	$588
_____________________
(1) For the three months ended March 31, 2024, rental income includes a reserve for straight-line rent for a lease at 201 Spear Street.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
5. REAL ESTATE DISPOSITIONS
During the year ended December 31, 2024, the Company sold two office properties to purchasers unaffiliated with the Company or the Advisor. In February 2024, the Company completed the sale of one office property for $48.8 million, before third-party closing costs and disposition fees payable to the Advisor, and in November 2024, the Company sold one office property for $151.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $53.1 million related to these dispositions. As of March 31, 2025, the Company did not have any real estate properties held for sale.
The results of operations for the properties sold during the year ended December 31, 2024 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2024, which were included in continuing operations (in thousands).

For the Three Months Ended March 31, 2024
Revenues
Rental income	$5,158
Other operating income	403
Total revenues	$5,561
Expenses (1)
Operating, maintenance, and management	$1,317
Real estate taxes and insurance	945
Asset management fees to affiliate	332
Depreciation and amortization	1,817
Total expenses	$4,411
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
March 31, 2025
(unaudited)
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2025 and December 31, 2024, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Cost	$26,756	$27,334	$873	$873	$(3,884)	$(4,679)
Accumulated Amortization	(20,985)	(20,960)	(770)	(753)	3,437	4,135
Net Amount	$5,771	$6,374	$103	$120	$(447)	$(544)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Amortization	$(602)	$(789)	$(17)	$(18)	$97	$178

7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. As of March 31, 2025, REIT Properties III held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of March 31, 2025, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $35.4 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.149 per unit as of March 31, 2025.
During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.5 million of dividend income from its investment in the SREIT, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded an unrealized loss on real estate equity securities of $5.2 million and $19.5 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
8. NOTES PAYABLE
As of March 31, 2025 and December 31, 2024, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2025	Book Value as of December 31, 2024	Contractual Interest Rate as of March 31, 2025 (1)	Effective Interest Rate as of March 31, 2025 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$118,050	$118,440	7.45%	7.45%	Principal & Interest	02/01/2026
Carillon Mortgage Loan (4)	88,557	88,140	One-month Term SOFR (5) +2.00%	6.32%	Principal & Interest	12/31/2026
Modified Portfolio Revolving Loan Facility (6)	209,524	209,789	One-month Term SOFR + 3.00%	7.32%	Principal & Interest	03/01/2026
3001 & 3003 Washington Mortgage Loan (7)	138,807	138,807	One-month Term SOFR + 0.10% + 2.90%	7.32%	Interest Only	05/06/2026
Accenture Tower Loan (8)	317,447	307,097	One-month Term SOFR + 3.00%	7.32%	Interest Only	11/02/2026
Credit Facility (9)	62,852	62,852	One-month Term SOFR + 3.00%	7.32%	Principal & Interest	09/30/2027
Amended and Restated Portfolio Loan Facility (10)	467,885	460,938	One-month Term SOFR + 3.00%	7.32%	Principal & Interest	01/22/2027
Park Place Village Mortgage Loan (11)	65,000	65,000	One-month Term SOFR + 1.95%	6.27%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,468,122	$1,451,063
Deferred financing costs, net	(20,210)	(8,402)
Total Notes Payable, net	$1,447,912	$1,442,661
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2025. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2025, consisting of the contractual interest rate and using interest rate indices as of March 31, 2025, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of March 31, 2025; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) Beginning January 1, 2024, the borrower under the Almaden Mortgage Loan is required to make a monthly principal payment in the amount of $130,000.
(4) See below, “– Recent Financing Transactions – Carillon Mortgage Loan.”
(5) Secured Overnight Financing Rate (“Term SOFR”).
(6) Beginning June 1, 2024, the borrowers under the Modified Portfolio Revolving Loan Facility are required to make a quarterly principal payment in the amount of $880,900. As of March 31, 2025, $6.1 million of the holdbacks on the Modified Portfolio Revolving Loan Facility are available for future disbursement, subject to certain terms and conditions contained in the loan documents. The Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Gateway Tech Center and 201 17th Street. For more information on this loan, see the Company’s Annual Report filed with the SEC.
(7) The 3001 & 3003 Washington Mortgage Loan is secured by 3001 Washington Boulevard and 3003 Washington Boulevard. For more information on this loan, see the Company’s Annual Report filed with the SEC.
(8) As of March 31, 2025, the outstanding principal balance of the Accenture Tower Loan was $317.4 million and $4.6 million of new funding was available for future disbursement, subject to certain terms and conditions contained in the loan documents. As of March 31, 2025, the Accenture Tower Loan has one 12-month extension option available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents. For more information on this loan, see the Company’s Annual Report filed with the SEC.
(9) The borrower under the Credit Facility (the “Credit Facility Borrower”) is required to meet each of the following milestones: (a) on or prior to December 31, 2025, the Credit Facility Borrower will cause the sale of one of the Company’s properties and pay down the outstanding principal balance of the Credit Facility in an amount equal to the net sales proceeds therefrom up to $25.4 million and reduce the outstanding principal balance of the Credit Facility to no greater than $37.5 million; (b) on or prior to September 30, 2026, the Credit Facility Borrower will cause the sale of one of the Company’s properties and use 50% of the net sales proceeds therefrom to pay down the Credit Facility Borrower’s obligations under the Credit Facility and reduce the outstanding principal balance of the Credit Facility to no greater than $27.5 million; and (c) on or prior to September 30, 2027, the Credit Facility Borrower will cause the sale of three of the Company’s properties and use 100% of the net sales proceeds to pay all remaining obligations of the Credit Facility Borrower under the Credit Facility. For more information on this loan, see the Company’s Annual Report filed with the SEC.
(10) See below, “– Recent Financing Transactions – Amended and Restated Portfolio Loan Facility.”
(11) As of March 31, 2025, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $611.1 million of notes payable maturing and required principal paydowns during the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. In addition, the Company may continue to evaluate raising capital through the issuance of new equity or debt. The Company may also defer noncontractual expenditures. Additionally, elevated interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern.”
During the three months ended March 31, 2025 and 2024, the Company’s interest expense related to notes payable was $28.3 million and $32.5 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $2.3 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, $8.8 million and $8.6 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2025 (in thousands):

April 1, 2025 through December 31, 2025	$143,057
2026	997,565
2027	327,500
2028	—
2029	—
Thereafter	—
$1,468,122

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
The Company’s notes payable contain financial debt covenants. Except with regards to a debt service coverage ratio covenant related to one of the Company’s loan agreements, as of March 31, 2025, the Company believes it was in compliance with the debt covenants under its notes payable. As of March 31, 2025, the Company determined it may not have met the debt service coverage ratio required under one of the Company’s loan agreements and estimates that a principal paydown of $4.0 million to $6.0 million may be required. The calculation of this covenant is expected to be finalized by May 30, 2025 as required by the loan agreement. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of March 31, 2025, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility, the Amended and Restated Portfolio Loan Facility, the 3001 & 3003 Washington Mortgage Loan, the Accenture Tower Loan and the Carillon Mortgage Loan are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Prior to closing the Eighth Extension Agreement, the aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $465.9 million (the “Principal Debt”). The Eighth Extension Agreement provides for $15.0 million of new funding (“Additional Loan Proceeds”; the Additional Loan Proceeds together with the Principal Debt (the “Maximum Facility Amount”)) that may be advanced in accordance with, and subject to the terms and conditions of, the Eighth Extension Agreement. The Additional Loan Proceeds may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, and taxes and insurance attributable to the Portfolio Loan Properties. The advances of Additional Loan Proceeds are only available to the extent sufficient funds are not available from certain cash accounts established under the Eighth Extension Agreement. As of March 31, 2025, $13.0 million of the Additional Loan Proceeds remain available for future disbursement, subject to the conditions of the Eighth Extension Agreement.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
The Eighth Extension Agreement required the Company to cause the equity interests of certain of the Company’s subsidiaries (and all proceeds therefrom) that directly and indirectly own Accenture Tower to be pledged to the Portfolio Loan Lenders as security for all of the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility. The Company is also required to use its commercially reasonable efforts to cause approximately half of the units of the SREIT held by the Company to be pledged to the Portfolio Loan Lenders as security for all of the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility. To the extent that the Company sells any of the units of the SREIT (other than certain excluded units), the Company is required to contribute the cash proceeds of such sale to the Amended and Restated Portfolio Loan Facility Borrowers for such proceeds to be applied as follows (i) in respect of the first $30.0 million of cash proceeds, 50% in prepayment of the outstanding obligations under the Amended and Restated Portfolio Loan Facility and the remaining 50% to be distributed to REIT Properties III to fund the general capital and other cash flow needs of the Company and its subsidiaries and, (ii) any amounts thereafter, 50% in prepayment of the outstanding obligations under the Amended and Restated Portfolio Loan Facility and 50% to fund the Cash Sweep Collateral Account for capital needs of the Portfolio Loan Properties. The Eighth Extension Agreement also provides that (a) in respect of the sale of Accenture Tower, the first $10 million of net sale proceeds shall be used to fund to the Cash Sweep Collateral Account with the remaining net sale proceeds required to be used to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility, and (b) in respect of the sale of The Almaden, the first $10.0 million of net sale proceeds is required to be used to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility with the remaining net sale proceeds to be applied on an equal basis to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility and to fund the Cash Sweep Collateral Account.
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
Carillon Mortgage Loan
On April 11, 2019, the Company, through an indirect wholly owned subsidiary (the “Carillon Borrower”), entered into a loan facility with U.S. Bank, National Association, as administrative agent (the “Carillon Agent”) (as amended and modified, the “Carillon Mortgage Loan”). The current lenders under the Carillon Mortgage Loan are U.S. Bank, National Association and TD Bank, N.A. (the “Carillon Lenders”). The Carillon Mortgage Loan is secured by Carillon.
On March 26, 2025, the Company, through the Carillon Borrower, entered into a third modification agreement with the Carillon Agent and the Carillon Lenders (the “Carillon Third Modification Agreement”). Pursuant to the Carillon Third Modification Agreement, the Carillon Lenders agreed to extend the maturity date of the Carillon Mortgage Loan to December 31, 2026.
Prior to the Carillon Third Modification Agreement, the Carillon Mortgage Loan bore interest at the one-month Term SOFR plus 150 basis points. Pursuant to the Carillon Third Modification Agreement, the Carillon Mortgage Loan bears interest at one-month Term SOFR plus 200 basis points.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Pursuant to the Carillon Third Modification Agreement, the aggregate commitment under the Carillon Mortgage Loan was increased to $95.0 million (the “Aggregate Commitment”), consisting of the then-outstanding non-revolving, principal balance of $87.8 million and $7.2 million of non-revolving, new funding (“New Availability”) that may be advanced in accordance with, and subject to the terms and conditions of, the Carillon Third Modification Agreement. Subject to the terms and conditions in the Carillon Third Modification Agreement, proceeds from the New Availability may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, certain approved monthly operating shortfall amounts at Carillon, taxes and insurance attributable to Carillon, or other capital expenditures related to Carillon, and the New Availability is only available to the extent there are not sufficient funds available from the Carillon Cash Sweep Collateral Account (defined below). Pursuant to the Carillon Third Modification Agreement, the Carillon Borrower is required to make a monthly principal payment in the amount of $112,000 commencing April 1, 2025 through the remaining term of the loan, and the Aggregate Commitment will be reduced by the amount of such principal payments. As of March 31, 2025, the outstanding principal balance of the Carillon Mortgage Loan was $88.6 million and $6.4 million of New Availability on the Carillon Mortgage Loan was available for future disbursement, subject to the conditions of the Carillon Third Modification Agreement.
Commencing on April 20, 2025, the Carillon Third Modification Agreement requires that 100% of excess cash flow (the “Carillon Excess Cash Flow”) from Carillon be deposited monthly into a cash collateral account maintained with the Carillon Agent in the name of the Carillon Borrower (the “Carillon Cash Sweep Collateral Account”). Funds may not be withdrawn from the Carillon Cash Sweep Collateral Account without the prior written consent of the Carillon Agent. So long as no default exists under the Carillon Mortgage Loan and subject to the terms and conditions in the Carillon Third Modification Agreement, the Carillon Borrower will be permitted to withdraw funds from the Carillon Cash Sweep Collateral Account once per calendar month for the payment or reimbursement of (i) approved tenant improvements, leasing commissions and capital improvement costs, (ii) monthly operating shortfall amounts at Carillon, (iii) taxes and insurance attributable to Carillon and (iv) certain other cash flow needs of the Carillon Borrower. Upon the occurrence and during the continuance of a default and on the maturity date, the Carillon Agent has the right to withdraw funds from the Carillon Cash Sweep Collateral Account and/or other required accounts and apply such funds to any due and payable obligations of the Carillon Borrower.
The Carillon Third Modification Agreement restricts the Carillon Borrower, REIT Properties III, the Operating Partnership and the Company from making Restricted Payments (as defined below) without the prior consent of the required Carillon Lenders. Notwithstanding the foregoing, (i) the Company may pay the Advisor 90% of the asset management fees associated with Carillon (“Permitted Asset Management Fees”) (with the remaining 10% of the asset management fees associated with Carillon being deferred until the Carillon Borrower has paid in full its obligations under the Carillon Mortgage Loan) and (ii) the Carillon Borrower may distribute to the Company certain REIT-level general and administrative expenses allocated to Carillon, provided that in each case no such payments may be made without the consent of the required Carillon Lenders during the occurrence and continuance of a noticed default that has not been cured or waived, if the Carillon Agent has delivered to the Carillon Borrower a reservation of rights or similar letter relating to a default that has not been waived or if the Carillon Agent determines a monthly operating shortfall exists at Carillon. Further, provided no event of default exists, REIT Properties III, the Operating Partnership and the Company may make Restricted Payments as necessary for the Company to maintain its status as a real estate investment trust for federal income tax purposes and to avoid any liability for federal and state income or excise taxes. “Restricted Payments” include (a) any distribution, dividend or redemption with respect to any equity interests in the Carillon Borrower or the direct or indirect owners of the Carillon Borrower, (b) any payment on account of the purchase, redemption, cancellation or termination of any equity interests in the Carillon Borrower or the direct or indirect owners of the Carillon Borrower or any option, warrant or other right to acquire any equity interest in the Carillon Borrower or any direct or indirect owners of the Carillon Borrower, or (c) any other payment by the Carillon Borrower to (i) its direct or indirect owners or (ii) any person that controls the Carillon Borrower including, without limitation, the payment of any asset management fees or general or administrative expenses, provided that asset management fees and REIT-level general and administrative costs and expenses allocable to properties other than Carillon may be paid using sources other than those derived from Carillon.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
The Carillon Third Modification Agreement requires the Carillon Borrower to maintain a minimum debt service coverage ratio and REIT Properties III, as guarantor, to satisfy the EBITDA to interest charges ratio covenant, commencing with the March 31, 2025 calendar quarter reporting period.
Additionally, the Carillon Third Modification Agreement provides that a default will occur under the Carillon Mortgage Loan if a written demand for payment following a default is delivered to REIT Properties III and not paid when due under (i) any loan facility under which REIT Properties III is a guarantor or borrower or (ii) any other indebtedness of REIT Properties III where the demand made is greater than $5.0 million and the required Carillon Lenders elect to call a default.

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
As of March 31, 2025, the Company has entered into 12 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2025 and December 31, 2024. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2025		December 31, 2024			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2025
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	12	$1,000,000	14	$1,100,000	One-month Term SOFR/ Fixed at 2.38% - 3.92%	3.3%	1.4
_____________________
(1) During the three months ended March 31, 2025, two of the Company’s interest rate swaps expired.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		March 31, 2025		December 31, 2024
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	11	$6,099	14	$10,509
Interest rate swaps	Other liabilities, at fair value	1	$(113)	—	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
9. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Derivatives not designated as hedging instruments
Realized gain recognized on interest rate swaps	$(2,688)	$(7,070)
Unrealized loss (gain) on interest rate swaps	4,523	(8,904)
Gains related to swap terminations	—	(178)
Net loss (gain) on derivative instruments	$1,835	$(16,152)

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
Real estate equity securities: At March 31, 2025, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2025 and December 31, 2024, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2025			December 31, 2024
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,468,122	$1,447,912	$1,456,682	$1,451,063	$1,442,661	$1,442,777

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
As of March 31, 2025, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$35,377	$35,377	$—	$—
Asset derivatives - interest rate swaps	$6,099	$—	$6,099	$—
Liability derivatives - interest rate swaps	$(113)	$—	$(113)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
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
As of January 1, 2024, the Company, together with the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2024, the Company renewed its participation in the program, and the program is effective through June 30, 2025.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2025 and 2024, respectively, and any related amounts payable as of March 31, 2025 and December 31, 2024 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Expensed
Asset management fees (1)	$4,584	$4,943	$18,830	$18,585
Reimbursement of operating expenses (2)	111	118	56	435
Disposition fees (3)	—	414	500	500
	$4,695	$5,475	$19,386	$19,520
_____________________
(1) See below “–Asset Management Fees.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $38,000 and $25,000 for the three months ended March 31, 2025 and 2024, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2025 and 2024. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see below, “–Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company accrued and deferred $0.5 million of disposition fees payable to the Advisor related to the sale of Preston Commons until December 1, 2025. See below, “– Disposition Fees.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three months ended March 31, 2025 and 2024, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
Further, in connection with the Eighth Modification Agreement to the Amended and Restated Portfolio Loan Facility, on February 6, 2025, the Company and the Advisor entered into an amendment to the Advisory Agreement to defer 10% of the asset management fees associated with 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center until the obligations under the Amended and Restated Portfolio Loan Facility are paid in full, or the requirements to pay such deferred fees are met during the extension period of the loan; provided that no asset management fees with respect to 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center may be paid during the occurrence and continuance of a default or potential default under the Amended and Restated Portfolio Loan Facility for which the Company has received notice that has not been waived or cured.
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023, when the Company had deposited $8.5 million in cash into such account. Following such time and except as described herein, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of March 31, 2025, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to March 31, 2025. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
As of March 31, 2025 and December 31, 2024, the Company had accrued $18.8 million and $18.6 million of asset management fees, respectively, of which (i) $8.5 million were Deferred Asset Management Fees as of March 31, 2025 and December 31, 2024, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of March 31, 2025 and December 31, 2024, and (iii) $0.4 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of the Company’s debt obligations as of March 31, 2025. As of December 31, 2024, the Company had $1.6 million of asset management fees payable related to asset management fees incurred for the month of December 2024, which were subsequently paid in January 2025. As of March 31, 2025, the Company had $1.4 million of asset management fees payable related to asset management fees incurred for the month of March 2025, which were subsequently paid in April 2025.
Disposition Fees
For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or one of its affiliates 1.0% of the contract sales price of each property or other investment sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Advisor or one of its affiliates, the fee paid to the Advisor or one of its affiliates may not exceed the commissions paid to such unaffiliated third parties, and provided further that the aggregate disposition fees paid to the Advisor or one of its affiliates and unaffiliated third parties may not exceed 6.0% of the contract sales price. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. No disposition fees will be paid with respect to any sales of the Company’s investment in units of the SREIT.
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
In connection with the Eighth Modification Agreement, on February 6, 2025, the Company and the Advisor entered into an amendment to the Advisory Agreement to reduce the disposition fees associated with the sales of 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden, Town Center, Accenture Tower and The Almaden to 0.65% of the contract sales price of each property, in each case subject to the further limitations contained in the Advisory Agreement and the Company’s charter.
Lease to Affiliate
On May 29, 2015, the indirect wholly owned subsidiary (the “Lessor”) of the Company that owns 3003 Washington Boulevard entered into a lease with an affiliate of the Advisor (the “Lessee”) for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and was amended on March 14, 2019 (the “Amended Lease”) to extend the lease period commencing on September 1, 2019 and terminating on August 31, 2024 and set the annual base rent during the extension period. The annualized base rent from the commencement of the Amended Lease was approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Amended Lease through its termination was $62.55 per square foot.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
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
During the three months ended March 31, 2025 and 2024, the Company recognized $69,000 and $83,000 of revenue related to this lease, respectively.
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
During the three months ended March 31, 2025 and 2024, no other business transactions occurred between the Company and the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2025
(unaudited)
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
The accounting policies of the Company’s single reportable segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report.

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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2025.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•As of May 12, 2025, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 13 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).

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
We have invested in a diverse portfolio of real estate investments. As of March 31, 2025, we owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT.
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
Since February 2024, we have refinanced, restructured or extended $1.3 billion of maturing debt obligations. As of May 12, 2025, we had debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.3 years.

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
As of May 12, 2025, we have $611.1 million of loan maturities and required principal paydowns during the next 12 months and $534.8 million of loan maturities and required principal paydowns from May 12, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon, Park Place Village and Accenture Tower. Additionally, we are also required to use our commercially reasonable efforts to pledge approximately half of the units of the SREIT that we own.
In addition, as of May 12, 2025, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 13 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of March 31, 2025, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of May 12, 2025, the aggregate value of our investment in the units of the SREIT was $33.7 million, which was based solely on the closing price of the units on the SGX-ST of $0.142 per unit as of May 12, 2025, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.738 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of May 12, 2025, we had mortgage debt obligations in the aggregate principal amount of $1.5 billion, with a weighted-average remaining term of 1.3 years. As of May 12, 2025, our debt obligations consisted of $117.8 million of fixed rate notes payable and $1.4 billion of variable rate notes payable. As of May 12, 2025, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
As of May 12, 2025, we have $611.1 million of loan maturities and required principal paydowns during the next 12 months and $534.8 million of loan maturities and required principal paydowns from May 12, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon, Park Place Village and Accenture Tower. Additionally, we are also required to use our commercially reasonable efforts to pledge approximately half of the units of the SREIT that we own.
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
In addition, as of May 12, 2025, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 13 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and decrease our operating flexibility.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of March 31, 2025, our borrowings and other liabilities were approximately 56% of the cost (before deducting depreciation and other noncash reserves) and 59% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
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
We did not redeem any shares of our common stock during the three months ended March 31, 2025. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We terminated our share redemption program on March 15, 2024.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2025 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $5.7 million. During the three months ended March 31, 2024, net cash provided by operating activities was $1.9 million. Net cash used in operating activities increased during the three months ended March 31, 2025 primarily as a result of $6.6 million of interest rate swap settlement proceeds received in 2024 for early terminated swaps, the sales of real estate properties in February 2024 and November 2024, and the timing of payments and cash receipts.
Cash Flows from Investing Activities
Net cash used in investing activities was $4.4 million for the three months ended March 31, 2025 due to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $13.0 million as a result of proceeds from notes payable of $18.7 million, partially offset by principal payments on notes payable of $1.6 million and payments of deferred financing costs of $4.1 million.
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
On November 22, 2024, our advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among KBS REIT Properties III, LLC, our indirect wholly owned subsidiary (“REIT Properties III”), the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”). Pursuant to the Subordination Agreement, our advisor agreed that payment of certain asset management fees owed by us to our advisor pursuant to the advisory agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to our advisor associated with five of our real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that we may pay our advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full.
In connection with the Accenture Tower Fourth Modification Agreement, on December 20, 2024, we and our advisor entered into an amendment to the advisory agreement to defer 10% of the asset management fees associated with Accenture Tower until the Accenture Tower Loan is paid in full; provided, that upon the occurrence and during the continuance of a restricted payment event under the loan agreement, all asset management fees with respect to Accenture Tower will be deferred and during the restricted payment event, such deferred fees may only be paid to our advisor with the consent of the required lenders.
Further, on February 6, 2025, in connection with an amendment to the Amended and Restated Portfolio Loan Facility, we and our advisor entered into an amendment to the advisory agreement to defer 10% of the asset management fees associated with 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center until the obligations under the Amended and Restated Portfolio Loan Facility are paid in full, or the requirements to pay such deferred fees are met during the extension period of the loan; provided that no asset management fees with respect to 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center may be paid during the occurrence and continuance of a default or potential default under the Amended and Restated Portfolio Loan Facility for which we have received notice that has not been waived or cured.

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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to March 31, 2025.
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
As of March 31, 2025, we had accrued $18.8 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also included in accrued asset management fees as of March 31, 2025 were $8.5 million of restricted cash deposited into the Bonus Retention Fund and $0.4 million of asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. We had not made any payments to our advisor from the Bonus Retention Fund as of March 31, 2025. As of March 31, 2025, we had $1.4 million of asset management fees payable related to asset management fees incurred for the month of March 2025, which were subsequently paid in April 2025.
Disposition Fees
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
Notwithstanding the foregoing, our advisor has agreed to reduce and defer certain disposition fees. On October 11, 2024, in connection with an amendment to the Amended and Restated Portfolio Loan Facility, we and our advisor amended the advisory agreement to reduce the disposition fee payable in connection with the sale of Preston Commons to $0.5 million and to defer payment of the disposition fee to December 1, 2025.
Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower, our advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to our advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent.
On February 6, 2025, in connection with another amendment to the Amended and Restated Portfolio Loan Facility, we and our advisor entered into an amendment to the advisory agreement to reduce the disposition fees associated with the sales of 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden, Town Center, Accenture Tower and The Almaden to 0.65% of the contract sales price of each property, in each case subject to the further limitations contained in the advisory agreement and our charter.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Debt Obligations
The following is a summary of our debt obligations as of March 31, 2025 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Outstanding debt obligations (1)	$1,468,122	$143,057	$1,325,065	$—	$—
Interest payments on outstanding debt obligations (2)	162,623	78,231	84,392		—
Interest payments on interest rate swaps (3) (4)	—	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of March 31, 2025. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. See the above discussion under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2025 (consisting of the contractual interest rate and using interest rate indices as of March 31, 2025, where applicable). We incurred interest expense related to notes payable of $26.0 million, excluding amortization of deferred financing costs totaling $2.3 million, during the three months ended March 31, 2025.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of March 31, 2025. In the case where the swapped floating rate (one-month Term SOFR) at March 31, 2025 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(4) We recognized net realized gains related to interest rate swaps of $2.7 million, excluding unrealized loss on derivative instruments of $4.5 million, during the three months ended March 31, 2025.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of March 31, 2024, we owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Subsequent to March 31, 2024, we sold one office property. As a result, as of March 31, 2025, we owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three months ended March 31, 2025 and 2024 are not directly comparable. The following table provides summary information about our results of operations for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

Comparison of the three months ended March 31, 2025 versus the three months ended March 31, 2024

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2025	2024
Rental income	$60,264	$65,357	$(5,093)	(8)%	$(5,355)	$262
Dividend income from real estate equity securities	261	540	(279)	(52)%	—	(279)
Other operating income	3,863	4,331	(468)	(11)%	(412)	(56)
Operating, maintenance and management	17,050	17,403	(353)	(2)%	(1,369)	1,016
Real estate taxes and insurance	11,860	12,954	(1,094)	(8)%	(1,014)	(80)
Asset management fees to affiliate	4,584	4,943	(359)	(7)%	(358)	(1)
General and administrative expenses	2,539	5,491	(2,952)	(54)%	n/a	n/a
Depreciation and amortization	26,406	27,534	(1,128)	(4)%	(1,817)	689
Interest expense	28,347	32,452	(4,105)	(13)%	(419)	(3,686)
Net loss (gain) on derivative instruments	1,835	(16,152)	17,987	(111)%	—	17,987
Unrealized loss on real estate equity securities	(5,223)	(19,512)	14,289	(73)%	—	14,289
Gain from extinguishment of debt	—	56,372	(56,372)	(100)%	(56,372)	—
Gain on sale of real estate, net	—	14,781	(14,781)	(100)%	(14,781)	—
Other interest income	184	330	(146)	(44)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 related to the dispositions of properties after January 1, 2024. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to the two office properties sold during the year ended December 31, 2024 is not reflected in this column. During the year ended December 31, 2024, we repaid $186.6 million of outstanding principal debt with the net sale proceeds from sale of two office properties during 2024.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $65.4 million for the three months ended March 31, 2024 to $60.3 million for the three months ended March 31, 2025, primarily due to the sales of real properties in February 2024 and November 2024, the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024 and lease expirations at a property held throughout both periods, partially offset by a decrease in reserve for straight-line rent with respect to properties held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of these three properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to the extent of continued uncertainty in the real estate and financial markets and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities decreased from $0.5 million for the three months ended March 31, 2024 to $0.3 million for the three months ended March 31, 2025 due to a decrease in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income decreased from $4.3 million for the three months ended March 31, 2024 to $3.9 million for the three months ended March 31, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $17.4 million for the three months ended March 31, 2024 to $17.1 million for the three months ended March 31, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by an overall increase in repairs and maintenance costs and operating costs, including janitorial, utility, security and onsite costs, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased from $13.0 million for the three months ended March 31, 2024 to $11.9 million for the three months ended March 31, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees decreased from $4.9 million for the three months ended March 31, 2024 to $4.6 million for the three months ended March 31, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties and to decrease to the extent we dispose of properties. As of March 31, 2025, there were $18.8 million of accrued asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund, and (iii) $0.4 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of March 31, 2025, we had $1.4 million of asset management fees payable related to asset management fees incurred for the month of March 2025, which were subsequently paid in April 2025. For a discussion of asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $5.5 million for the three months ended March 31, 2024 to $2.5 million for the three months ended March 31, 2025, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts during the three months ended March 31, 2024. General and administrative costs consisted primarily of portfolio legal fees, directors’ and officers’ insurance coverage costs, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs.
Depreciation and amortization decreased from $27.5 million for the three months ended March 31, 2024 to $26.4 million for the three months ended March 31, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by the acceleration of amortization for an early lease termination and an increase in capital improvements as a result of lease commencements at a property held throughout both periods. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense decreased from $32.5 million for the three months ended March 31, 2024 to $28.3 million for the three months ended March 31, 2025. Included in interest expense was (i) $30.0 million and $26.0 million of interest expense payments for the three months ended March 31, 2024 and 2025, respectively, and (ii) the amortization of deferred financing costs of $2.5 million and $2.3 million for the three months ended March 31, 2024 and 2025, respectively. The decrease in interest expense was primarily due to less interest expense incurred as a result of loan paydowns in connection with the sales of real properties in February 2024 and November 2024 and the disposition of an office property and related forgiveness of debt in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by higher interest rate spreads as a result of recent refinancings subsequent to March 31, 2024 and the impact on interest expense of additional revolver draws and recent loan modifications which have resulted in additional loan fees being amortized to interest expense in 2025. In general, we expect interest expense to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings, to increase due to higher interest rate spreads as a result of recent refinancings and to decrease due to required loan paydowns.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We recorded net loss on derivative instruments of $1.8 million for the three months ended March 31, 2025. Included in net loss on derivative instruments was (i) realized gain on interest rate swaps of $2.7 million, offset by (ii) unrealized loss on interest rate swaps of $4.5 million, for the three months ended March 31, 2025. We recorded net gain on derivative instruments of $16.2 million for the three months ended March 31, 2024. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $7.1 million, (ii) unrealized gain on interest rate swaps of $8.9 million, and (iii) gains related to swap terminations of $0.2 million, for the three months ended March 31, 2024. The change in net loss (gain) on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended March 31, 2025. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
During the three months ended March 31, 2025 and 2024, we recorded unrealized losses on real estate equity securities of $5.2 million and $19.5 million, respectively, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.
During the three months ended March 31, 2024, we recognized a gain on extinguishment of debt of $56.4 million in connection with the deed-in-lieu of foreclosure transaction related to the 201 Spear Street Mortgage Loan. The gain on extinguishment of debt related to the 201 Spear Street Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $128.7 million and the carrying value of the real estate property and other assets of approximately $72.3 million, at the time of the transfer of the 201 Spear Street property and other assets in satisfaction of the loan. We did not record any gain on extinguishment of debt during the three months ended March 31, 2025.
We recognized a gain on sale of real estate of $14.8 million during the three months ended March 31, 2024 related to the disposition of the McEwen Building in February 2024. We did not dispose of any real estate during the three months ended March 31, 2025.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures. See also “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2025 and 2024 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income	$(33,272)	$37,574
Depreciation of real estate assets	22,581	23,496
Amortization of lease-related costs	3,825	4,038
Unrealized loss on real estate equity securities	5,223	19,512
Gain on sale of real estate, net	—	(14,781)
FFO (1)	(1,643)	69,839
Straight-line rent and amortization of above- and below-market leases, net	(2,316)	(3,648)
Gain from extinguishment of debt	—	(56,372)
Unrealized loss (gain) on derivative instruments	4,523	(8,904)
Gains related to swap terminations	—	(178)
MFFO (1)	$564	$737
_____________________
(1) FFO and MFFO for the three months ended March 31, 2025 and 2024 include expenses of $1.1 million and $3.7 million, respectively, related to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Critical Accounting Policies and Estimates
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no significant changes to our policies during 2025.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2025, the fair value of our fixed rate debt was $117.9 million and the outstanding principal balance of our fixed rate debt was $118.1 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of March 31, 2025. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2025, we were exposed to market risks related to fluctuations in interest rates on $350.1 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.0 billion of our variable rate debt. Based on interest rates as of March 31, 2025, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2026, interest expense on our variable rate debt would increase or decrease by $3.5 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of March 31, 2025 were 7.5% and 6.4%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of March 31, 2025 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2025 where applicable.
Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, our lenders have required higher interest rate spreads compared to the terms in the loans that have been refinanced or extended. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future as a result of recent extensions and loan modifications. For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets” and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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
As of March 31, 2025, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of March 31, 2025, the aggregate value of our investment in the units of the SREIT was $35.4 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.149 per unit as of March 31, 2025, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.731 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. Based solely on the closing price per unit of the SREIT units as of March 31, 2025, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $3.5 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable.
c).Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
a).None.
b).During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1	Amendment No. 3 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of February 26, 2025

10.2	Fifth Modification Agreement, by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of January 17, 2025

10.3.1
Short Term Extension Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., effective as of January 23, 2025

10.3.2
Eighth Loan Modification Agreement, including Conformed Loan Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., effective as of February 6, 2025

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	May 12, 2025	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 12, 2025	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)