Form 10-Q
period 2025-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2025-08-14
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 11, 2025, there were 148,516,246 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate:
Land	$219,306	$219,306
Buildings and improvements	1,908,718	1,901,197
Tenant origination and absorption costs	25,891	27,334
Total real estate held for investment, cost	2,153,915	2,147,837
Less accumulated depreciation and amortization	(688,043)	(645,371)
Total real estate held for investment, net	1,465,872	1,502,466
Real estate held for sale, net	63,115	61,065
Total real estate, net	1,528,987	1,563,531
Real estate equity securities	38,226	40,600
Total real estate and real estate-related investments, net	1,567,213	1,604,131
Cash and cash equivalents	27,540	30,484
Restricted cash	19,328	11,090
Rents and other receivables, net	97,992	99,007
Above-market leases, net	86	120
Assets related to real estate held for sale, net	7,317	7,195
Prepaid expenses and other assets	63,026	71,418
Total assets	$1,782,502	$1,823,445
Liabilities and equity
Notes payable:
Notes payable, net	$1,369,863	$1,354,997
Notes payable related to real estate held for sale, net	87,664	87,664
Notes payable, net	1,457,527	1,442,661
Accounts payable and accrued liabilities	48,412	46,911
Due to affiliate	19,866	19,520
Below-market leases, net	359	544
Liabilities related to real estate held for sale, net	1,340	940
Other liabilities	54,160	56,310
Total liabilities	1,581,664	1,566,886
Commitments and contingencies (Note 13)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,297
Cumulative distributions in excess of net income	(1,113,944)	(1,058,223)
Total stockholders’ equity	200,838	256,559
Total liabilities and equity	$1,782,502	$1,823,445

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$60,904	$64,681	$121,168	$130,038
Dividend income from real estate equity securities	—	—	261	540
Other operating income	4,479	4,715	8,342	9,046
Total revenues	65,383	69,396	129,771	139,624
Expenses:
Operating, maintenance and management	17,267	17,698	34,317	35,101
Real estate taxes and insurance	11,912	12,117	23,772	25,071
Asset management fees to affiliate	4,643	4,877	9,227	9,820
General and administrative expenses	2,279	2,372	4,818	7,863
Depreciation and amortization	25,193	28,486	51,599	56,020
Interest expense	30,508	33,209	58,855	65,661
Net (gain) loss on derivative instruments	(969)	(4,903)	866	(21,055)
Total expenses	90,833	93,856	183,454	178,481
Other income (loss):
Unrealized gain (loss) on real estate equity securities	2,849	(4,511)	(2,374)	(24,023)
Gain from extinguishment of debt	—	—	—	56,372
Gain on sale of real estate, net	—	—	—	14,781
Other interest income	152	352	336	682
Total other income (loss), net	3,001	(4,159)	(2,038)	47,812
Net (loss) income	$(22,449)	$(28,619)	$(55,721)	$8,955
Net (loss) income per common share, basic and diluted	$(0.15)	$(0.19)	$(0.38)	$0.06
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	148,516,246	148,516,246	148,516,246

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2025 and 2024 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2025	148,516,246	$1,485	$1,313,297	$(1,091,495)	$223,287
Net loss	—	—	—	(22,449)	(22,449)
Balance, June 30, 2025	148,516,246	$1,485	$1,313,297	$(1,113,944)	$200,838

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2024	148,516,246	$1,485	$1,313,297	$(1,009,798)	$304,984
Net loss	—	—	—	(28,619)	(28,619)
Balance, June 30, 2024	148,516,246	$1,485	$1,313,297	$(1,038,417)	$276,365

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2025 and 2024 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2024	148,516,246	$1,485	$1,313,297	$(1,058,223)	$256,559
Net loss	—	—	—	(55,721)	(55,721)
Balance, June 30, 2025	148,516,246	$1,485	$1,313,297	$(1,113,944)	$200,838

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2023	148,516,246	$1,485	$1,313,299	$(1,047,372)	$267,412
Net income	—	—	—	8,955	8,955
Other offering costs	—	—	(2)	—	(2)
Balance, June 30, 2024	148,516,246	$1,485	$1,313,297	$(1,038,417)	$276,365

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(55,721)	$8,955
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,599	56,020
Unrealized loss on real estate equity securities	2,374	24,023
Deferred rents	(4,113)	(5,696)
Amortization of above- and below-market leases, net	(151)	(261)
Amortization of deferred financing costs	5,895	5,954
Unrealized loss (gain) on derivative instruments	6,258	(7,501)
Gains related to swap terminations	—	(178)
Interest rate swap settlement for early terminated swaps	—	6,552
Gain from extinguishment of debt	—	(56,372)
Gain on sale of real estate	—	(14,781)
Changes in operating assets and liabilities:
Rents and other receivables	2,266	(2,819)
Prepaid expenses and other assets	(3,787)	(8,148)
Accounts payable and accrued liabilities	(4,943)	1,839
Due to affiliate	346	1,434
Other liabilities	620	(1,353)
Net cash provided by operating activities	643	7,668
Cash Flows from Investing Activities:
Improvements to real estate	(12,671)	(22,084)
Proceeds from sale of real estate, net	—	46,929
Net cash (used in) provided by investing activities	(12,671)	24,845
Cash Flows from Financing Activities:
Proceeds from notes payable	26,816	32,080
Principal payments on notes payable	(3,213)	(54,088)
Payments of deferred financing costs	(6,281)	(4,775)
Restricted cash surrendered from deed-in-lieu of foreclosure	—	(1,886)
Payments of prepaid other offering costs	—	(1,172)
Payments of other offering costs	—	(2)
Net cash provided by (used in) financing activities	17,322	(29,843)
Net increase in cash, cash equivalents and restricted cash	5,294	2,670
Cash, cash equivalents and restricted cash, beginning of period	41,574	50,922
Cash, cash equivalents and restricted cash, end of period	$46,868	$53,592
Supplemental Disclosure of Cash Flow Information:
Interest paid	$46,958	$45,484
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage loan extinguished in connection with deed-in-lieu of foreclosure	$—	$125,000
Real estate transferred in connection with deed-in-lieu of foreclosure	$—	$69,028
Net liabilities transferred in connection with deed-in-lieu of foreclosure	$—	$2,286
Accrued improvements to real estate	$5,615	$5,189
Accrued deferred loan financing costs	$13,061	$—
Accrued disposition fees	$500	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (as amended, the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2025, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2025, the Company owned 13 office properties (one of which was held for sale and subsequently sold on July 11, 2025), one mixed-use office/retail property and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
2. GOING CONCERN
Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $556.5 million of notes payable maturities and required principal paydowns during the 12-month period from the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. In addition, the Company continues to evaluate raising capital through the issuance of new equity or debt. The Company may also defer noncontractual expenditures. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to repay outstanding debt obligations at maturity, make certain required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in its loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets. As a result of the Company’s upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
June 30, 2025
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
During the three and six months ended June 30, 2025, the Company classified one office property as held for sale. As a result, certain assets and liabilities related to this property were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 was equal to net income (loss) for these respective periods.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2025 and 2024, respectively.
No distributions were declared for the three and six months ended June 30, 2025 and 2024, respectively.
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
June 30, 2025
(unaudited)
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

4. REAL ESTATE
Real Estate Held for Investment
As of June 30, 2025, the Company’s real estate portfolio held for investment was composed of 12 office properties and one mixed-use office/retail property encompassing in the aggregate approximately 6.1 million rentable square feet. As of June 30, 2025, the Company’s real estate portfolio held for investment was collectively 79.3% occupied. The following table summarizes the Company’s investments in real estate held for investment as of June 30, 2025 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$144,406	$(61,956)	$82,450
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	37,398	(15,029)	22,369
60 South Sixth	01/31/2013	Minneapolis	MN	Office	115,636	(5,459)	110,177
Accenture Tower	12/16/2013	Chicago	IL	Office	578,374	(196,570)	381,804
Ten Almaden	12/05/2014	San Jose	CA	Office	131,628	(47,776)	83,852
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	223,760	(77,697)	146,063
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,964	(51,925)	103,039
Park Place Village	06/18/2015	Leawood	KS	Office/Retail	88,412	(19,545)	68,867
201 17th Street	06/23/2015	Atlanta	GA	Office	105,728	(40,130)	65,598
515 Congress	08/31/2015	Austin	TX	Office	138,263	(43,133)	95,130
The Almaden	09/23/2015	San Jose	CA	Office	192,596	(59,105)	133,491
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	61,009	(17,608)	43,401
Carillon	01/15/2016	Charlotte	NC	Office	181,741	(52,110)	129,631
					$2,153,915	$(688,043)	$1,465,872
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
4. REAL ESTATE (CONTINUED)
As of June 30, 2025, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$381,804	21.4%	$37,951	90.9%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2025, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office and office/retail properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2025, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 14.0 years with a weighted-average remaining term of 5.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $8.9 million and $8.4 million as of June 30, 2025 and December 31, 2024, respectively.
During the six months ended June 30, 2025 and 2024, the Company recognized deferred rent from tenants of $4.1 million and $5.7 million, respectively. As of June 30, 2025 and December 31, 2024, the cumulative deferred rent balance was $95.1 million and $92.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $16.9 million and $17.5 million of unamortized lease incentives as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

July 1, 2025 through December 31, 2025	$83,191
2026	163,699
2027	144,924
2028	127,168
2029	106,065
Thereafter	377,010
$1,002,057

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
4. REAL ESTATE (CONTINUED)
As of June 30, 2025, the Company’s office and office/retail properties held for investment were leased to approximately 400 tenants over a diverse range of industries and geographic areas. As of June 30, 2025, no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2025, the Company’s net investments in real estate held for investment in Illinois, California and Texas represented 21.4%, 20.4% and 10.0% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Disposition Through Deed-in-Lieu of Foreclosure Transaction
During the year ended December 31, 2023, the borrower under the 201 Spear Street Mortgage Loan (the “Spear Street Borrower”) entered into a deed-in-lieu of foreclosure transaction (the “Deed-in-Lieu Transaction”) with the lender of the 201 Spear Street Mortgage Loan (the “Spear Street Lender”). On January 9, 2024, the Spear Street Lender transferred the title of the 201 Spear Street property to a third-party buyer of the 201 Spear Street Mortgage Loan. As a result, during the six months ended June 30, 2024, the Company disposed of the 201 Spear Street property in connection with the Deed-in-Lieu Transaction and recognized a $56.4 million gain from extinguishment of debt for the six months ended June 30, 2024. The results of operations for 201 Spear Street are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes the revenue and expenses related to 201 Spear Street for the three and six months ended June 30, 2024 (in thousands).

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Revenues
Rental income	$—	$197
Other operating income	—	9
Total revenues	$—	$206
Expenses
Operating, maintenance, and management	$—	$52
Real estate taxes and insurance	—	69
Asset management fees to affiliate	—	26
General and administrative expenses	—	22
Interest expense	—	419
Total expenses	$—	$588

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
5. REAL ESTATE SALES AND REAL ESTATE HELD FOR SALE
During the year ended December 31, 2024, the Company sold two office properties to purchasers unaffiliated with the Company or the Advisor. In February 2024, the Company completed the sale of one office property for $48.8 million, before third-party closing costs and disposition fees payable to the Advisor, and in November 2024, the Company sold one office property for $151.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $53.1 million related to these dispositions. As of June 30, 2025, the Company classified one office property as held for sale.
The following summary presents the major components of assets and liabilities related to real estate held for sale (in thousands):

	June 30, 2025	December 31, 2024
Assets related to real estate held for sale:
Total real estate, at cost	$100,966	$97,086
Accumulated depreciation and amortization	(37,851)	(36,021)
Real estate held for sale, net	63,115	61,065
Other assets	7,317	7,195
Total assets related to real estate held for sale	$70,432	$68,260
Liabilities related to real estate held for sale
Notes payable, net	$87,664	$87,664
Other liabilities	1,340	940
Total liabilities related to real estate held for sale	$89,004	$88,604

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
5. REAL ESTATE SALES AND REAL ESTATE HELD FOR SALE (CONTINUED)
The results of operations for the properties sold during the year ended December 31, 2024 and the office property held for sale as of June 30, 2025 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2024 and the office property held for sale as of June 30, 2025, which were included in continuing operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$3,023	$7,378	$6,091	$15,643
Other operating income	265	664	529	1,299
Total revenues	$3,288	$8,042	$6,620	$16,942
Expenses (1)
Operating, maintenance, and management	$691	$1,588	$1,335	$3,583
Real estate taxes and insurance	430	1,087	1,058	2,689
Asset management fees to affiliate	197	476	389	1,000
General and administrative expenses	181	—	181	—
Depreciation and amortization	885	3,071	2,193	6,133
Total expenses	$2,384	$6,222	$5,156	$13,405
_____________________
(1) The office property sold in February 2024 had served as collateral for the Modified Portfolio Revolving Loan Facility. The property sold in November 2024 had served as collateral for the Amended and Restated Portfolio Loan Facility and as of June 30, 2025, the property held for sale served as collateral for this facility. Interest expense incurred on these portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, interest expense incurred for the sold properties and the property held for sale as of June 30, 2025 is not shown in this table. Upon the sale of the office property in February 2024, $46.2 million of the outstanding principal of the Modified Portfolio Revolving Loan Facility was repaid. Upon the sale of the office property in November 2024, $140.4 million of the outstanding principal of the Amended and Restated Portfolio Loan Facility was repaid. Subsequent to June 30, 2025, the property held for sale as of June 30, 2025 was sold and $87.7 million of the net sales proceeds from the sale of the property was applied to reduce the outstanding principal of the Amended and Restated Portfolio Loan Facility. See Note 8, “Notes Payable – Recent Financing Transactions – Amended and Restated Portfolio Loan Facility” and Note 14, “Subsequent Events – Disposition of Sterling Plaza and Paydown of the Amended and Restated Portfolio Loan Facility.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of June 30, 2025 and December 31, 2024, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Cost	$25,891	$27,334	$873	$873	$(2,809)	$(4,679)
Accumulated Amortization	(20,716)	(20,960)	(787)	(753)	2,450	4,135
Net Amount	$5,175	$6,374	$86	$120	$(359)	$(544)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Amortization	$(597)	$(717)	$(17)	$(17)	$88	$118

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Amortization	$(1,199)	$(1,506)	$(34)	$(35)	$185	$296

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. As of June 30, 2025, REIT Properties III held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT. As of June 30, 2025, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $38.2 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.161 per unit as of June 30, 2025.
During the six months ended June 30, 2025 and 2024, the Company recognized $0.3 million and $0.5 million of dividend income from its investment in the SREIT, respectively. During the three months ended June 30, 2025, the Company recorded an unrealized gain on real estate equity securities of $2.8 million, and during the six months ended June 30, 2025, the Company recorded an unrealized loss on real estate equity securities of $2.4 million. During the three and six months ended June 30, 2024, the Company recorded an unrealized loss on real estate equity securities of $4.5 million and $24.0 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
8. NOTES PAYABLE
As of June 30, 2025 and December 31, 2024, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2025	Book Value as of December 31, 2024	Contractual Interest Rate as of June 30, 2025 (1)	Effective Interest Rate as of June 30, 2025 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$117,660	$118,440	7.45%	7.45%	Principal & Interest	02/01/2026
Carillon Mortgage Loan (4)	89,143	88,140	One-month Term SOFR (5) +2.00%	6.32%	Principal & Interest	12/31/2026
Modified Portfolio Revolving Loan Facility (6)	208,643	209,789	One-month Term SOFR + 3.00%	7.32%	Principal & Interest	03/01/2026
3001 & 3003 Washington Mortgage Loan (7)	138,807	138,807	One-month Term SOFR + 0.10% + 2.90%	7.32%	Interest Only	05/06/2026
Accenture Tower Loan (8)	317,447	307,097	One-month Term SOFR + 3.00%	7.32%	Interest Only	11/02/2026
Credit Facility (9)	62,852	62,852	One-month Term SOFR + 3.00%	7.32%	Principal & Interest	09/30/2027
Amended and Restated Portfolio Loan Facility (10)	475,114	460,938	One-month Term SOFR + 3.00%	7.32%	Principal & Interest	01/22/2027
Park Place Village Mortgage Loan (11)	65,000	65,000	One-month Term SOFR + 1.95%	6.27%	Interest Only	08/31/2025
Total notes payable principal outstanding	$1,474,666	$1,451,063
Deferred financing costs, net	(17,139)	(8,402)
Total Notes Payable, net	$1,457,527	$1,442,661
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2025. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2025, consisting of the contractual interest rate and using interest rate indices as of June 30, 2025, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2025; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) Beginning January 1, 2024, the borrower under the Almaden Mortgage Loan is required to make a monthly principal payment in the amount of $130,000.
(4) See below, “– Recent Financing Transactions – Carillon Mortgage Loan.”
(5) Secured Overnight Financing Rate (“Term SOFR”).
(6) Beginning June 1, 2024, the borrowers under the Modified Portfolio Revolving Loan Facility are required to make a quarterly principal payment in the amount of $880,900. As of June 30, 2025, $6.1 million of the holdbacks on the Modified Portfolio Revolving Loan Facility are available for future disbursement, subject to certain terms and conditions contained in the loan documents. The Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Gateway Tech Center and 201 17th Street. For more information on this loan, see the Company’s Annual Report filed with the SEC.
(7) The 3001 & 3003 Washington Mortgage Loan is secured by 3001 Washington Boulevard and 3003 Washington Boulevard. For more information on this loan, see the Company’s Annual Report filed with the SEC.
(8) As of June 30, 2025, the outstanding principal balance of the Accenture Tower Loan was $317.4 million and $4.6 million of new funding was available for future disbursement, subject to certain terms and conditions contained in the loan documents. As of June 30, 2025, the Accenture Tower Loan has one 12-month extension option available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents. For more information on this loan, see the Company’s Annual Report filed with the SEC.
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
(10) See below, “– Recent Financing Transactions – Amended and Restated Portfolio Loan Facility.”
(11) As of June 30, 2025, the Park Place Village Mortgage Loan has two 12-month extension options, subject to certain terms, conditions and fees as described in the loan documents. Monthly payments are interest only during the initial term and the first extension option. During the second extension option, certain future monthly payments due under the Park Place Village Mortgage Loan also include amortizing principal payments. Subsequent to June 30, 2025, the maturity date of the Park Place Village Mortgage Loan was extended to November 30, 2025.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $556.5 million of notes payable maturing and required principal paydowns during the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. In addition, the Company may continue to evaluate raising capital through the issuance of new equity or debt. The Company may also defer noncontractual expenditures. Additionally, elevated interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern.”
During the three and six months ended June 30, 2025, the Company’s interest expense related to notes payable was $30.5 million and $58.9 million, respectively, and during the three and six months ended June 30, 2024, the Company’s interest expense related to notes payable was $33.2 million and $65.7 million, respectively, which excludes the impact of interest rate swaps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $3.6 million and $5.9 million for the three and six months ended June 30, 2025, respectively, and $3.5 million and $6.0 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, $8.7 million and $8.6 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2025 (in thousands):

July 1, 2025 through December 31, 2025	$148,679
2026	998,487
2027	327,500
2028	—
2029	—
Thereafter	—
$1,474,666

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
The Company’s notes payable contain financial debt covenants. As of June 30, 2025, the Company believes it was in compliance with the debt covenants under its notes payable. However, the Company determined it did not meet the debt service coverage ratio required under one of the Company’s loan agreements as of March 31, 2025, and as a result, on August 7, 2025, the Company received a demand notice from the agent under the loan agreement of a required paydown of approximately $4.2 million. The Company has not made this paydown and is in discussions with the agent in regard to this matter. In accordance with the loan agreement, the Company has 30 days from the notice date to cause the outstanding principal balance of the loan to not exceed the amount available as determined by the debt service coverage ratio test. The receipt of the demand letter does not constitute a default under the loan agreement. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of June 30, 2025, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility, the Amended and Restated Portfolio Loan Facility, the 3001 & 3003 Washington Mortgage Loan, the Accenture Tower Loan and the Carillon Mortgage Loan are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.
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
As of June 30, 2025, the Amended and Restated Portfolio Loan Facility was secured by 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center (the “Portfolio Loan Properties”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Prior to closing the Eighth Extension Agreement, the aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $465.9 million (the “Principal Debt”). The Eighth Extension Agreement provides for $15.0 million of new funding (“Additional Loan Proceeds”; the Additional Loan Proceeds together with the Principal Debt (the “Maximum Facility Amount”)) that may be advanced in accordance with, and subject to the terms and conditions of, the Eighth Extension Agreement. The Additional Loan Proceeds may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, and taxes and insurance attributable to the Portfolio Loan Properties. The advances of Additional Loan Proceeds are only available to the extent sufficient funds are not available from certain cash accounts established under the Eighth Extension Agreement. As of June 30, 2025, $5.8 million of the Additional Loan Proceeds remain available for future disbursement, subject to the conditions of the Eighth Extension Agreement.
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
Subsequent to June 30, 2025, pursuant to the Eighth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers sold Sterling Plaza and used the net sales proceeds of $117.7 million to (i) paydown the outstanding principal of the Amended and Restated Portfolio Loan Facility by $87.7 million and (ii) fund $30.0 million into the Cash Sweep Collateral Account. See Note 14, “Subsequent Events – Disposition of Sterling Plaza and Paydown of the Amended and Restated Portfolio Loan Facility.”
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
June 30, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
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
The Eighth Extension Agreement required the Company to cause the equity interests of certain of the Company’s subsidiaries (and all proceeds therefrom) that directly and indirectly own Accenture Tower to be pledged to the Portfolio Loan Lenders as security for all of the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility. The Company has also agreed to use commercially reasonable efforts until October 7, 2025 to pursue alternative collateral arrangements with respect to the Company’s prior obligation to use commercially reasonable efforts to pledge approximately half of the units of the SREIT held by the Company as security for the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility. To the extent that the Company sells any of the units of the SREIT (other than certain excluded units), the Company is required to contribute the cash proceeds of such sale to the Amended and Restated Portfolio Loan Facility Borrowers for such proceeds to be applied as follows (i) in respect of the first $30.0 million of cash proceeds, 50% in prepayment of the outstanding obligations under the Amended and Restated Portfolio Loan Facility and the remaining 50% to be distributed to REIT Properties III to fund the general capital and other cash flow needs of the Company and its subsidiaries and, (ii) any amounts thereafter, 50% in prepayment of the outstanding obligations under the Amended and Restated Portfolio Loan Facility and 50% to fund the Cash Sweep Collateral Account for capital needs of the Portfolio Loan Properties. The Eighth Extension Agreement also provides that (a) in respect of the sale of Accenture Tower, the first $10 million of net sale proceeds shall be used to fund to the Cash Sweep Collateral Account with the remaining net sale proceeds required to be used to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility, and (b) in respect of the sale of The Almaden, the first $10.0 million of net sale proceeds is required to be used to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility with the remaining net sale proceeds to be applied on an equal basis to reduce the Amended and Restated Portfolio Loan Facility Borrowers’ obligations under the Amended and Restated Portfolio Loan Facility and to fund the Cash Sweep Collateral Account.
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
June 30, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Prior to the Carillon Third Modification Agreement, the Carillon Mortgage Loan bore interest at the one-month Term SOFR plus 150 basis points. Pursuant to the Carillon Third Modification Agreement, the Carillon Mortgage Loan bears interest at one-month Term SOFR plus 200 basis points.
Pursuant to the Carillon Third Modification Agreement, the aggregate commitment under the Carillon Mortgage Loan was increased to $95.0 million (the “Aggregate Commitment”), consisting of the then-outstanding non-revolving, principal balance of $87.8 million and $7.2 million of non-revolving, new funding (“New Availability”) that may be advanced in accordance with, and subject to the terms and conditions of, the Carillon Third Modification Agreement. Subject to the terms and conditions in the Carillon Third Modification Agreement, proceeds from the New Availability may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, certain approved monthly operating shortfall amounts at Carillon, taxes and insurance attributable to Carillon, or other capital expenditures related to Carillon, and the New Availability is only available to the extent there are not sufficient funds available from the Carillon Cash Sweep Collateral Account (defined below). Pursuant to the Carillon Third Modification Agreement, the Carillon Borrower is required to make a monthly principal payment in the amount of $112,000 commencing April 1, 2025 through the remaining term of the loan, and the Aggregate Commitment will be reduced by the amount of such principal payments. As of June 30, 2025, the outstanding principal balance of the Carillon Mortgage Loan was $89.1 million and $5.5 million of New Availability on the Carillon Mortgage Loan was available for future disbursement, subject to the conditions of the Carillon Third Modification Agreement.
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
June 30, 2025
(unaudited)
8. NOTES PAYABLE (CONTINUED)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
9. DERIVATIVE INSTRUMENTS (CONTINUED)
As of June 30, 2025, the Company has entered into 12 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2025 and December 31, 2024. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2025		December 31, 2024			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2025
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	12	$1,000,000	14	$1,100,000	One-month Term SOFR/ Fixed at 2.38% - 3.92%	3.3%	1.1
_____________________
(1) During the six months ended June 30, 2025, two of the Company’s interest rate swaps expired.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 (dollars in thousands):

		June 30, 2025		December 31, 2024
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	11	$4,365	14	$10,509
Interest rate swaps	Other liabilities, at fair value	1	$(114)	—	$—

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments
Realized gain recognized on interest rate swaps	$(2,704)	$(6,306)	$(5,392)	$(13,376)
Unrealized loss (gain) on interest rate swaps	1,735	1,403	6,258	(7,501)
Gains related to swap terminations	—	—	—	(178)
Net (gain) loss on derivative instruments	$(969)	$(4,903)	$866	$(21,055)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
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
Real estate equity securities: At June 30, 2025, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
June 30, 2025
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2025 and December 31, 2024, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2025			December 31, 2024
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,474,666	$1,457,527	$1,465,710	$1,451,063	$1,442,661	$1,442,777

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
As of June 30, 2025, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$38,226	$38,226	$—	$—
Asset derivatives - interest rate swaps	$4,365	$—	$4,365	$—
Liability derivatives - interest rate swaps	$(114)	$—	$(114)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
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
As of January 1, 2024, the Company, together with the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2025, the Company renewed its participation in the program, and the program is effective through June 30, 2026.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2025 and 2024, respectively, and any related amounts payable as of June 30, 2025 and December 31, 2024 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Expensed
Asset management fees (1)	$4,643	$4,877	$9,227	$9,820	$19,147	$18,585
Reimbursement of operating expenses (2)	76	64	187	182	219	435
Disposition fees (3)	—	—	—	414	500	500
	$4,719	$4,941	$9,414	$10,416	$19,866	$19,520
_____________________
(1) See below “–Asset Management Fees.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $41,000 and $79,000 for the three and six months ended June 30, 2025, respectively, and $39,000 and $64,000 for the three and six months ended June 30, 2024, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2025 and 2024. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see below, “–Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company accrued and deferred $0.5 million of disposition fees payable to the Advisor related to the sale of Preston Commons until December 1, 2025. See below, “– Disposition Fees.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three and six months ended June 30, 2025 and 2024, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.
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
June 30, 2025
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
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023, when the Company had deposited $8.5 million in cash into such account. Following such time and except as described herein, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of June 30, 2025, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.
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
June 30, 2025
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company has not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to June 30, 2025. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2025
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
As of June 30, 2025 and December 31, 2024, the Company had accrued $19.1 million and $18.6 million of asset management fees, respectively, of which (i) $8.5 million were Deferred Asset Management Fees as of June 30, 2025 and December 31, 2024, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of June 30, 2025 and December 31, 2024, and (iii) $0.7 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of the Company’s debt obligations as of June 30, 2025. As of December 31, 2024, the Company had $1.6 million of asset management fees payable related to asset management fees incurred for the month of December 2024, which were subsequently paid in January 2025. As of June 30, 2025, the Company had $1.4 million of asset management fees payable related to asset management fees incurred for the month of June 2025, which were subsequently paid in July 2025.
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
June 30, 2025
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
During the three and six months ended June 30, 2025, the Company recognized $70,000 and $139,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2024, the Company recognized $83,000 and $166,000 of revenue related to this lease, respectively.
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
During the three and six months ended June 30, 2025 and 2024, no other business transactions occurred between the Company and the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
June 30, 2025
(unaudited)
12. SEGMENT INFORMATION (CONTINUED)
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2025.

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of Sterling Plaza and Paydown of the Amended and Restated Portfolio Loan Facility
On July 11, 2025, the Company completed the sale of Sterling Plaza, an office property containing an aggregate of 313,609 rentable square feet located on approximately 2.1 acres of land in Dallas, Texas, to a purchaser unaffiliated with the Company or the Advisor, for a gross sales price of $126.5 million, or $117.7 million of net sales proceeds, after credits given to the purchaser for outstanding tenant improvements and lease incentives, prorations, third-party closing costs and $0.8 million of disposition fees paid to the Advisor.
On July 11, 2025, pursuant to the Eighth Extension Agreement, the Amended and Restated Portfolio Loan Facility Borrowers used the net sales proceeds of $117.7 million from the sale of Sterling Plaza to (i) paydown the outstanding principal of the Amended and Restated Portfolio Loan Facility by $87.7 million and (ii) fund $30.0 million into the Cash Sweep Collateral Account. Sterling Plaza was released as security for the Amended and Restated Portfolio Loan Facility. Following the release of Sterling Plaza, the Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Towers at Emeryville, Ten Almaden and Town Center.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•As of August 14, 2025, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2025, we owned 13 office properties (one of which was held for sale and subsequently sold on July 11, 2025), one mixed-use office/retail property and an investment in the equity securities of the SREIT.
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee considered the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office properties, the challenging interest rate environment, the limited availability in the debt markets for commercial real estate transactions in the office sector, and the low amount of transaction volume in the U.S. office market for assets similar in size to those of ours, and on August 13, 2025, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually.

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
Since February 2024, we have refinanced, restructured or extended $1.3 billion of maturing debt obligations. As of August 14, 2025, we had debt obligations in the aggregate principal amount of $1.4 billion, with a weighted-average remaining term of 1.1 years.

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
As of August 14, 2025, we have $556.5 million of loan maturities and required principal paydowns during the next 12 months and $503.0 million of loan maturities and required principal paydowns from August 14, 2026 through December 31, 2026. Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Subsequent to June 30, 2025, we closed on the sale of one real estate property and we received a nonrefundable deposit related to another property that was under contract to sell with an anticipated close in the third quarter of 2025. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon, Park Place Village and Accenture Tower. We have also agreed to use commercially reasonable efforts until October 7, 2025 to pursue alternative collateral arrangements with respect to our prior obligation to use commercially reasonable efforts to pledge approximately half of the units of the SREIT we own as security for our obligations under the Amended and Restated Portfolio Loan Facility.
In addition, as of August 14, 2025, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of June 30, 2025, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of August 14, 2025, the aggregate value of our investment in the units of the SREIT was $41.3 million, which was based solely on the closing price of the units on the SGX-ST of $0.174 per unit as of August 14, 2025, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.706 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
As of August 14, 2025, we had mortgage debt obligations in the aggregate principal amount of $1.4 billion, with a weighted-average remaining term of 1.1 years. As of August 14, 2025, our debt obligations consisted of $117.4 million of fixed rate notes payable and $1.3 billion of variable rate notes payable. As of August 14, 2025, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements.
As of August 14, 2025, we have $556.5 million of loan maturities and required principal paydowns during the next 12 months and $503.0 million of loan maturities and required principal paydowns from August 14, 2026 through December 31, 2026. In addition, we determined we did not meet the debt service coverage ratio required under one of our loan agreements as of March 31, 2025, and as a result, on August 7, 2025, we received a demand notice from the agent under the loan agreement of a required paydown of approximately $4.2 million. We have not made this paydown and are in discussions with the agent in regard to this matter. In accordance with the loan agreement, we have 30 days from the notice date to cause the outstanding principal balance of the loan to not exceed the amount available as determined by the debt service coverage ratio test. The receipt of the demand letter does not constitute a default under the loan agreement. As of June 30, 2025, we believe we were in compliance with the debt covenants under our notes payable.
Our loan agreements require us to sell two properties in 2025, two properties in 2026 and up to four properties in 2027. Subsequent to June 30, 2025, we closed on the sale of one real estate property and we received a nonrefundable deposit related to another property that was under contract to sell with an anticipated close in the third quarter of 2025. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We may continue to evaluate raising capital through the issuance of new equity or debt to the extent we see improvement in the capital markets. We may also defer noncontractual expenditures to manage our liquidity needs.
If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon, Park Place Village and Accenture Tower. We have also agreed to use commercially reasonable efforts until October 7, 2025 to pursue alternative collateral arrangements with respect to our prior obligation to use commercially reasonable efforts to pledge approximately half of the units of the SREIT we own as security for our obligations under the Amended and Restated Portfolio Loan Facility.

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
In addition, as of August 14, 2025, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and decrease our operating flexibility.
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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2025, our borrowings and other liabilities were approximately 56% of the cost (before deducting depreciation and other noncash reserves) and 59% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
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
We did not redeem any shares of our common stock during the six months ended June 30, 2025. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We terminated our share redemption program on March 15, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2025 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the six months ended June 30, 2025 and 2024, net cash provided by operating activities was $0.6 million and $7.7 million, respectively. Net cash provided by operating activities decreased during the six months ended June 30, 2025 primarily as a result of $6.6 million of interest rate swap settlement proceeds received in 2024 for early terminated swaps, the sales of real estate properties in February 2024 and November 2024, and the timing of payments and cash receipts.
Cash Flows from Investing Activities
Net cash used in investing activities was $12.7 million for the six months ended June 30, 2025 due to improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $17.3 million as a result of proceeds from notes payable of $26.8 million, partially offset by principal payments on notes payable of $3.2 million and payments of deferred financing costs of $6.3 million.
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to June 30, 2025.

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
As of June 30, 2025, we had accrued $19.1 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also included in accrued asset management fees as of June 30, 2025 were $8.5 million of restricted cash deposited into the Bonus Retention Fund and $0.7 million of asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. We had not made any payments to our advisor from the Bonus Retention Fund as of June 30, 2025. As of June 30, 2025, we had $1.4 million of asset management fees payable related to asset management fees incurred for the month of June 2025, which were subsequently paid in July 2025.
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
Debt Obligations
The following is a summary of our debt obligations as of June 30, 2025 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2025	2026-2027	2028-2029	Thereafter
Outstanding debt obligations (1)	$1,474,666	$148,679	$1,325,987	$—	$—
Interest payments on outstanding debt obligations (2)	115,820	52,032	63,788		—
Interest payments on interest rate swaps (3) (4)	—	—	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of June 30, 2025. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. See the above discussion under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2025 (consisting of the contractual interest rate and using interest rate indices as of June 30, 2025, where applicable). We incurred interest expense related to notes payable of $53.0 million, excluding amortization of deferred financing costs totaling $5.9 million, during the six months ended June 30, 2025.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of June 30, 2025. In the case where the swapped floating rate (one-month Term SOFR) at June 30, 2025 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(4) We recognized net realized gains related to interest rate swaps of $5.4 million, excluding unrealized loss on derivative instruments of $6.3 million, during the six months ended June 30, 2025.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of June 30, 2024, we owned 14 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Subsequent to June 30, 2024, we sold one office property. As a result, as of June 30, 2025, we owned 13 office properties (one of which was held for sale and subsequently sold on July 11, 2025), one mixed-use office/retail property and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three and six months ended June 30, 2025 and 2024 are not directly comparable. The following table provides summary information about our results of operations for the three and six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

Comparison of the three months ended June 30, 2025 versus the three months ended June 30, 2024

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2025	2024
Rental income	$60,904	$64,681	$(3,777)	(6)%	$(4,424)	$647
Other operating income	4,479	4,715	(236)	(5)%	(405)	169
Operating, maintenance and management	17,267	17,698	(431)	(2)%	(835)	404
Real estate taxes and insurance	11,912	12,117	(205)	(2)%	(682)	477
Asset management fees to affiliate	4,643	4,877	(234)	(5)%	(285)	51
General and administrative expenses	2,279	2,372	(93)	(4)%	n/a	n/a
Depreciation and amortization	25,193	28,486	(3,293)	(12)%	(1,805)	(1,488)
Interest expense	30,508	33,209	(2,701)	(8)%	—	(2,701)
Net gain on derivative instruments	(969)	(4,903)	3,934	(80)%	—	3,934
Unrealized gain (loss) on real estate equity securities	2,849	(4,511)	7,360	(163)%	—	7,360
Other interest income	152	352	(200)	(57)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 related to the dispositions of properties after April 1, 2024. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to an office property sold in November 2024 is not reflected in the column for changes due to dispositions of properties. In November 2024, we repaid $140.4 million of outstanding principal debt with the net sale proceeds from sale of an office property.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $64.7 million for the three months ended June 30, 2024 to $60.9 million for the three months ended June 30, 2025, primarily due to the sale of a real property in November 2024, partially offset by an increase in operating and property tax recoveries with respect to properties held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of the property in November 2024, the disposition of a property in July 2025 and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Other operating income decreased from $4.7 million for the three months ended June 30, 2024 to $4.5 million for the three months ended June 30, 2025, primarily due to the sale of a real property in November 2024, partially offset by an increase in parking revenues at properties held throughout both periods as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance and management costs decreased from $17.7 million for the three months ended June 30, 2024 to $17.3 million for the three months ended June 30, 2025, primarily due to the sale of a real property in November 2024, partially offset by an overall increase in repairs and maintenance costs and operating costs as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased slightly from $12.1 million for the three months ended June 30, 2024 to $11.9 million for the three months ended June 30, 2025, primarily due to the sale of a real property in November 2024, partially offset by an increase in real estate taxes related to properties held throughout both periods. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees with respect to our real estate investments decreased from $4.9 million for the three months ended June 30, 2024 to $4.6 million for the three months ended June 30, 2025, primarily due to the sale of a real property in November 2024. We expect asset management fees to decrease to the extent we dispose of properties and to increase in future periods as a result of any improvements we make to our properties. As of June 30, 2025, there were $19.1 million of accrued asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund, and (iii) $0.7 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of June 30, 2025, we had $1.4 million of asset management fees payable related to asset management fees incurred for the month of June 2025, which were subsequently paid in July 2025. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “– Liquidity and Capital Resources” herein.
General and administrative expenses decreased slightly from $2.4 million for the three months ended June 30, 2024 to $2.3 million for the three months ended June 30, 2025, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts during the three months ended June 30, 2024. General and administrative costs consisted primarily of portfolio legal fees, directors’ and officers’ insurance coverage costs, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs.
Depreciation and amortization decreased from $28.5 million for the three months ended June 30, 2024 to $25.2 million for the three months ended June 30, 2025, primarily due to the sale of a real property in November 2024, the acceleration of amortization for an early lease termination at a property held throughout both periods during the three months ended June 30, 2024 and the classification of a real property to held for sale. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense decreased from $33.2 million for the three months ended June 30, 2024 to $30.5 million for the three months ended June 30, 2025. Included in interest expense was (i) $29.7 million and $26.9 million of interest expense payments for the three months ended June 30, 2024 and 2025, respectively, and (ii) the amortization of deferred financing costs of $3.5 million and $3.6 million for the three months ended June 30, 2024 and 2025, respectively. The decrease in interest expense was primarily due to less interest expense incurred as a result of loan paydowns in connection with the sale of a real property in November 2024, partially offset by higher interest rate spreads as a result of recent refinancings subsequent to March 31, 2024 and the impact on interest expense of additional loan draws. In general, we expect interest expense to decrease due to required loan paydowns, to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase due to higher interest rate spreads as a result of recent refinancings.
We recorded net gain on derivative instruments of $1.0 million for the three months ended June 30, 2025. Included in net gain on derivative instruments was realized gain on interest rate swaps of $2.7 million, offset by unrealized loss on interest rate swaps of $1.7 million for the three months ended June 30, 2025. We recorded net gain on derivative instruments of $4.9 million for the three months ended June 30, 2024. Included in net gain on derivative instruments was realized gain on interest rate swaps of $6.3 million, offset by unrealized loss on interest rate swaps of $1.4 million for the three months ended June 30, 2024. The change in net gain on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the three months ended June 30, 2025, we recorded an unrealized gain on real estate equity securities of $2.8 million, and during the three months ended June 30, 2024, we recorded an unrealized loss on real estate equity securities of $4.5 million, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.

Comparison of the six months ended June 30, 2025 versus the six months ended June 30, 2024

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2025	2024
Rental income	$121,168	$130,038	$(8,870)	(7)%	$(9,780)	$910
Dividend income from real estate equity securities	261	540	(279)	(52)%	—	(279)
Other operating income	8,342	9,046	(704)	(8)%	(817)	113
Operating, maintenance and management	34,317	35,101	(784)	(2)%	(2,204)	1,420
Real estate taxes and insurance	23,772	25,071	(1,299)	(5)%	(1,696)	397
Asset management fees to affiliate	9,227	9,820	(593)	(6)%	(643)	50
General and administrative expenses	4,818	7,863	(3,045)	(39)%	n/a	n/a
Depreciation and amortization	51,599	56,020	(4,421)	(8)%	(3,622)	(799)
Interest expense	58,855	65,661	(6,806)	(10)%	(419)	(6,387)
Net loss (gain) on derivative instruments	866	(21,055)	21,921	(104)%	—	21,921
Unrealized loss on real estate equity securities	(2,374)	(24,023)	21,649	(90)%	—	21,649
Gain from extinguishment of debt	—	56,372	(56,372)	(100)%	(56,372)	—
Gain on sale of real estate, net	—	14,781	(14,781)	(100)%	(14,781)	—
Other interest income	336	682	(346)	(51)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 related to the dispositions of properties after January 1, 2024. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to the two office properties sold during the year ended December 31, 2024 is not reflected in the column for changes due to dispositions of properties. During the year ended December 31, 2024, we repaid $186.6 million of outstanding principal debt with the net sale proceeds from sale of two office properties during 2024.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $130.0 million for the six months ended June 30, 2024 to $121.2 million for the six months ended June 30, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by an increase in operating and property tax recoveries with respect to properties held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of these three properties, the disposition of a property in July 2025 and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities decreased from $0.5 million for the six months ended June 30, 2024 to $0.3 million for the six months ended June 30, 2025 due to a decrease in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.
Other operating income decreased from $9.0 million for the six months ended June 30, 2024 to $8.3 million for the six months ended June 30, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by an increase in parking revenues at properties held throughout both periods as employees return to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to the extent of continued uncertainty in the real estate and financial markets and to decrease to the extent we dispose of properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance and management costs decreased from $35.1 million for the six months ended June 30, 2024 to $34.3 million for the six months ended June 30, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by an overall increase in repairs and maintenance costs and operating costs, including janitorial, utility, security and onsite costs, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased from $25.1 million for the six months ended June 30, 2024 to $23.8 million for the six months ended June 30, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by a net increase in real estate taxes related to properties held throughout both periods. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees decreased from $9.8 million for the six months ended June 30, 2024 to $9.2 million for the six months ended June 30, 2025, primarily due to the sales of real properties in February 2024 and November 2024 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024. We expect asset management fees to decrease to the extent we dispose of properties and to increase in future periods as a result of any improvements we make to our properties. As of June 30, 2025, there were $19.1 million of accrued asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund, and (iii) $0.7 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of June 30, 2025, we had $1.4 million of asset management fees payable related to asset management fees incurred for the month of June 2025, which were subsequently paid in July 2025. For a discussion of asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $7.9 million for the six months ended June 30, 2024 to $4.8 million for the six months ended June 30, 2025, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts during the six months ended June 30, 2024. General and administrative costs consisted primarily of portfolio legal fees, directors’ and officers’ insurance coverage costs, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs.
Depreciation and amortization decreased from $56.0 million for the six months ended June 30, 2024 to $51.6 million for the six months ended June 30, 2025, primarily due to the sale of a real property in November 2024, a decrease in depreciation and amortization due to lease expirations at a property held throughout both periods and the classification of a real property to held for sale. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs and to the extent we dispose of properties.
Interest expense decreased from $65.7 million for the six months ended June 30, 2024 to $58.9 million for the six months ended June 30, 2025. Included in interest expense was (i) $59.7 million and $53.0 million of interest expense payments for the six months ended June 30, 2024 and 2025, respectively, and (ii) the amortization of deferred financing costs of $6.0 million and $5.9 million for the six months ended June 30, 2024 and 2025, respectively. The decrease in interest expense was primarily due to less interest expense incurred as a result of loan paydowns in connection with the sales of real properties in February 2024 and November 2024 and the disposition of an office property and related forgiveness of debt in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by higher interest rate spreads as a result of recent refinancings subsequent to June 30, 2024 and the impact on interest expense of additional loan draws. In general, we expect interest expense to decrease due to required loan paydowns, to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase due to higher interest rate spreads as a result of recent refinancings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We recorded net loss on derivative instruments of $0.9 million for the six months ended June 30, 2025. Included in net loss on derivative instruments was (i) unrealized loss on interest rate swaps of $6.3 million, offset by (ii) realized gain on interest rate swaps of $5.4 million, for the six months ended June 30, 2025. We recorded net gain on derivative instruments of $21.1 million for the six months ended June 30, 2024. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $13.4 million, (ii) unrealized gain on interest rate swaps of $7.5 million, and (iii) gains related to swap terminations of $0.2 million, for the six months ended June 30, 2024. The change in net loss (gain) on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the six months ended June 30, 2025. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
During the six months ended June 30, 2025 and 2024, we recorded unrealized losses on real estate equity securities of $2.4 million and $24.0 million, respectively, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.
During the six months ended June 30, 2024, we recognized a gain on extinguishment of debt of $56.4 million in connection with the deed-in-lieu of foreclosure transaction related to the 201 Spear Street Mortgage Loan. The gain on extinguishment of debt related to the 201 Spear Street Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $128.7 million and the carrying value of the real estate property and other assets of approximately $72.3 million, at the time of the transfer of the 201 Spear Street property and other assets in satisfaction of the loan. We did not record any gain on extinguishment of debt during the six months ended June 30, 2025.
We recognized a gain on sale of real estate of $14.8 million during the six months ended June 30, 2024 related to the disposition of the McEwen Building in February 2024. We did not dispose of any real estate during the six months ended June 30, 2025.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2025 and 2024 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(22,449)	$(28,619)	$(55,721)	$8,955
Depreciation of real estate assets	21,557	23,805	44,138	47,301
Amortization of lease-related costs	3,636	4,681	7,461	8,719
Unrealized (gain) loss on real estate equity securities	(2,849)	4,511	2,374	24,023
Gain on sale of real estate, net	—	—	—	(14,781)
FFO (1)	(105)	4,378	(1,748)	74,217
Straight-line rent and amortization of above- and below-market leases, net	(1,948)	(2,309)	(4,264)	(5,957)
Gain from extinguishment of debt	—	—	—	(56,372)
Unrealized loss (gain) on derivative instruments	1,735	1,403	6,258	(7,501)
Gains related to swap terminations	—	—	—	(178)
MFFO (1)	$(318)	$3,472	$246	$4,209
_____________________
(1) FFO and MFFO for the six months ended June 30, 2025 include expenses of $1.1 million related to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan, and FFO and MFFO include $0.8 million and $4.5 million, respectively, of these expenses for the three and six months ended June 30, 2024.
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
Disposition of Sterling Plaza and Paydown of the Amended and Restated Portfolio Loan Facility
On July 11, 2025, we completed the sale of Sterling Plaza, an office property containing an aggregate of 313,609 rentable square feet located on approximately 2.1 acres of land in Dallas, Texas, to a purchaser unaffiliated with us or our advisor, for a gross sales price of $126.5 million, or $117.7 million of net sales proceeds, after credits given to the purchaser for outstanding tenant improvements and lease incentives, prorations, third-party closing costs and $0.8 million of disposition fees paid to our advisor.
On July 11, 2025, pursuant to an amendment to the Amended and Restated Portfolio Loan Facility, we used the net sales proceeds of $117.7 million from the sale of Sterling Plaza to (i) paydown the outstanding principal of the Amended and Restated Portfolio Loan Facility by $87.7 million and (ii) fund $30.0 million into cash collateral accounts for the Amended and Restated Portfolio Loan Facility. Sterling Plaza was released as security for the Amended and Restated Portfolio Loan Facility. Following the release of Sterling Plaza, the Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Towers at Emeryville, Ten Almaden and Town Center.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2025, the fair value of our fixed rate debt was $117.7 million and the outstanding principal balance of our fixed rate debt was $117.7 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2025. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2025, we were exposed to market risks related to fluctuations in interest rates on $357.0 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.0 billion of our variable rate debt. Several of our interest rate swap agreements mature during the 12 months ending June 30, 2026. Based on interest rates as of June 30, 2025, and with the consideration of the maturity dates of our interest rate swap agreements, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2026, interest expense on our variable rate debt would increase or decrease by $4.6 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of June 30, 2025 were 7.5% and 6.4%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of June 30, 2025 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2025 where applicable.
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
As of June 30, 2025, we held 237,426,088 units of the SREIT which represented 18.2% of the outstanding units of the SREIT as of that date. As of June 30, 2025, the aggregate value of our investment in the units of the SREIT was $38.2 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.161 per unit as of June 30, 2025, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.719 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. Based solely on the closing price per unit of the SREIT units as of June 30, 2025, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $3.8 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
b).Not applicable.
c).Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the six months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a).None.
(b).Not applicable
(c).During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 14, 2025	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 14, 2025	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)