Form 10-K
period 2025-12-31
KBS Real Estate Investment Trust III, Inc.
filed 2026-03-27
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 12, 2024, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $3.89 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2024, with the exception of adjustments to the Registrant’s net asset value to give effect to (i) the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of November 14, 2024, (ii) the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024 and (iii) estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 12, 2024, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024. On December 18, 2025, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $2.70 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2025, with the exception of an adjustment to the Registrant’s net asset value to give effect to the change in the estimated value of the Registrant’s investment in units of Prime US REIT (SGX-ST Ticker: OXMU) as of November 14, 2025. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2025, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 148,495,389 shares of common stock held by non-affiliates as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 24, 2026, there were 148,516,246 outstanding shares of common stock of the Registrant.

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
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continue to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow.
•In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof, thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. We have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain debt facilities. If an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. We may relinquish ownership of one or more secured properties to the mortgage lender. We may also seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under our indebtedness. As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
•As of March 27, 2026, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2025, we owned 12 office properties and an investment in the equity securities of a Singapore real estate investment trust (the “SREIT”).
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
Since February 2024, we have refinanced, restructured or extended $1.4 billion of maturing debt obligations. As of March 27, 2026, we had debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 0.5 years.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.

As of March 27, 2026, we have $1.3 billion of loan maturities and required principal paydowns during the next 12 months. Our loan agreements require us to sell two properties in 2025 (which we completed), three properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.
We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon and Accenture Tower. In order to facilitate certain alternative collateral arrangements and in full and final satisfaction of our obligations set forth in the letter agreement entered into July 10, 2025 with respect to the SREIT units, our indirect wholly owned subsidiary, KBS REIT Properties III, LLC (“REIT Properties III”) agreed with the Portfolio Loan Lenders to (i) establish a deposit account (the “Prime Proceeds Account”) for the benefit of the Portfolio Loan Lenders pursuant to which the proceeds of certain SREIT units (“Prime Proceeds”) shall be deposited and (ii) grant to the Portfolio Loan Lenders a first priority perfected security interest in the Prime Proceeds Account and the other collateral, all as described in and upon the terms and subject to the conditions set forth in a Cash Collateral Account Security, Pledge and Assignment Agreement (the “Cash Collateral Agreement”). Pursuant to the terms of the Cash Collateral Agreement, REIT Properties III agreed that all Prime Proceeds deposited into the Prime Proceeds Account shall be held as additional collateral for the benefit of the Portfolio Loan Lenders until such time as the Prime Proceeds are applied in accordance with the terms of the Amended and Restated Portfolio Loan Facility. For information regarding the Amended and Restated Portfolio Loan Facility, see Note 8, “Notes Payable – Recent Financing Transactions – Amended and Restated Portfolio Loan Facility” in this Annual Report.
In addition, as of March 27, 2026, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
Despite the substantial amount of refinancing activity since February 2024 (over $1.4 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. We may relinquish ownership of one or more secured properties to the mortgage lender. We may also seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under our indebtedness.
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
Real Estate Portfolio
We have acquired and manage a diverse portfolio of core real estate properties. Our primary investment focus was core office properties located throughout the United States.
When making an acquisition, we emphasized the performance and risk characteristics of that investment, how that investment would fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compared to the returns and risks of available investment alternatives.
We hold fee title to our real estate properties.
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
We acquired our first real estate property on September 29, 2011. As of December 31, 2025, our portfolio of real estate properties was composed of 12 office properties. For more information on our real estate investments, including tenant information, see Part I, Item 2 “Properties.”
We also own an investment in the equity securities of the SREIT. On July 18, 2019, we sold 11 of our properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, a Singapore real estate investment trust that listed on the Singapore Exchange Securities Trading Limited (the “SGX-ST”) (SGX-ST Ticker: OXMU) on July 19, 2019, and on July 19, 2019, we, through our indirect wholly owned subsidiary, REIT Properties III, acquired 307,953,999 units in the SREIT at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT (together, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 units in the SREIT for $58.9 million, net of fees and costs, pursuant to a block trade, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. On October 6, 2025, the SREIT issued additional units related to a private placement transaction, which reduced our ownership in the SREIT to 16.5% of the outstanding units of the SREIT as of October 6, 2025. As of December 31, 2025, REIT Properties III held 237,426,088 units of the SREIT, which represented 16.5% of the outstanding units of the SREIT as of that date. As of December 31, 2025, the aggregate value of our investment in the units of the SREIT was $46.8 million, which was based solely on the closing price of the units on the SGX-ST of $0.197 per unit as of December 31, 2025 and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.

The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2025:
Leased Square Feet
Annualized Base Rent (1)

TX 13.0%
VA 11.0%
NC 9.0%
IL 24.0%
MN 7.0%
GA 6.0%
UT 4.0%
CA 26.0%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2025, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 30% of our total annualized base rent as of December 31, 2025. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2025:
Annualized Base Rent (1)
__________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2025, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 4% of total.
Financing Objectives
We financed our real estate acquisitions with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to maintain liquidity and to fund property improvements, repairs and tenant build-outs to properties; for other capital needs; to refinance existing indebtedness; and to provide working capital. We have also funded distributions to stockholders and redemptions of common stock with borrowings. Our investment strategy is to utilize primarily secured debt to finance our investment portfolio, though from time to time we also use unsecured debt.
As of December 31, 2025, we had debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 0.7 years. As of December 31, 2025, we had $868.1 million of notes payable maturing during the 12 months ending December 31, 2026 and approximately $97.8 million of required paydowns. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of issuance of these financial statements. See above, “– Going Concern Considerations” for additional information about our outstanding debt obligations. As of December 31, 2025, our debt obligations consisted of $116.9 million of fixed rate notes payable and $1.2 billion of variable rate notes payable. As of December 31, 2025, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future. The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2025 were 7.5% and 6.2%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2025 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2025, where applicable.

The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2025 (in thousands):

December 31, 2025
2026	$965,894
2027	327,500
2028	—
2029	—
2030	—
Thereafter	—
$1,293,394

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow with respect to any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2025, our borrowings and other liabilities were approximately 54% of the cost (before deducting depreciation and other noncash reserves) and 56% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value and our leverage may exceed 75% of the fair value of our tangible assets.
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
Since February 2024, we have refinanced, restructured or extended $1.4 billion of maturing debt obligations. As of March 27, 2026, we had debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 0.5 years.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.
As of March 27, 2026, we have $1.3 billion of loan maturities and required principal paydowns during the next 12 months. Our loan agreements require us to sell two properties in 2025 (which we completed), three properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.

We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon and Accenture Tower. In order to facilitate certain alternative collateral arrangements and in full and final satisfaction of our obligations set forth in the letter agreement entered into July 10, 2025 with respect to the SREIT units, REIT Properties III agreed with the Portfolio Loan Lenders to (i) establish a deposit account (the “Prime Proceeds Account”) for the benefit of the Portfolio Loan Lenders pursuant to which the proceeds of certain SREIT units (“Prime Proceeds”) shall be deposited and (ii) grant to the Portfolio Loan Lenders a first priority perfected security interest in the Prime Proceeds Account and the other collateral, all as described in and upon the terms and subject to the conditions set forth in a Cash Collateral Account Security, Pledge and Assignment Agreement (the “Cash Collateral Agreement”). Pursuant to the terms of the Cash Collateral Agreement, REIT Properties III agreed that all Prime Proceeds deposited into the Prime Proceeds Account shall be held as additional collateral for the benefit of the Portfolio Loan Lenders until such time as the Prime Proceeds are applied in accordance with the terms of the Amended and Restated Portfolio Loan Facility. For information regarding the Amended and Restated Portfolio Loan Facility, see Note 8, “Notes Payable – Recent Financing Transactions – Amended and Restated Portfolio Loan Facility” in this Annual Report.
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
In addition, as of March 27, 2026, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
Despite the substantial amount of refinancing activity since February 2024 (over $1.4 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. We may relinquish ownership of one or more secured properties to the mortgage lender. We may also seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under our indebtedness.

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
If we seek an in-court restructuring of our liabilities under chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), we may be unable to negotiate support of our lenders to implement a prepackaged or otherwise consensual proceeding under Chapter 11, which would likely significantly delay the time in which we operate under bankruptcy court protection. Operating under bankruptcy court protection for a long period of time may harm our business.
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
In addition, as of March 27, 2026, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
In addition, the loan documents for indebtedness may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such indebtedness may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. Moreover, our loan agreements contain cross default provisions, as described above.
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
Elevated interest rates and higher interest rate spreads, and any future increases in interest rates and interest rate spreads, could increase the amount of our interest and/or hedge payments and/or mitigate the effectiveness of our interest rate hedges.
As of December 31, 2025, our debt obligations consisted of $116.9 million of fixed rate notes payable and $1.2 billion of variable rate notes payable. As of December 31, 2025, the interest rates on $1.0 billion of our variable rate notes payable were effectively fixed through interest rate swap agreements. Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, our lenders have required higher interest rate spreads compared to the terms in the loans that have been refinanced or extended. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future.

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
When we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on as favorable terms as existing debt, as has been the case with loans refinanced or extended over the last two years. If interest rates are higher when we refinance properties subject to mortgage debt or interest rate spreads are higher, our income could be reduced. We may be unable to finance or refinance or may only be able to partly finance or refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce our cash flows, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We have broad authority to incur debt and high debt levels could cause our operations to suffer and decrease the value of our stockholders’ investment in us.
We expect our debt financing and other liabilities to be between 45% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our aggregate borrowings to 300% of our net assets, which approximates aggregate liabilities of 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating the borrowing restrictions in our charter. We may exceed our charter limit only if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2025, our borrowings and other liabilities were approximately 54% of the cost (before deducting depreciation and other noncash reserves) and 56% of the book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. This leverage limitation is based on cost and not fair value and our leverage may exceed 75% of the fair value of our tangible assets. These factors could cause our operations to suffer and could result in a decline in the value of our stockholders’ investment in us.
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
We have entered into and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of elevated, rising and volatile interest rates;
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
Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. Since 2019, due to the limitations under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets, we either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions for all or a portion of the calendar year. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). We terminated our share redemption program on March 15, 2024.
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
Our business has been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, persistent inflation and elevated interest rates; volatility in the public equity and debt markets; uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties, tariffs and sanctions; trade disputes between the U.S. and foreign trading partners; ongoing conflicts between Russia and Ukraine and in the Middle East (including between Israel and Hamas, which as of the filing of this Annual Report has expanded to include the U.S., Lebanon (and/or Hezbollah), Iran and other Middle Eastern countries) and the international community’s response thereto; other geopolitical events affecting the markets generally, including pandemics (such as the COVID-19 pandemic); the actual or perceived instability in the U.S. banking system; and labor market challenges. These current conditions, or similar conditions existing in the future, have and may continue to adversely affect our results of operations and financial condition, as a result of one or more of the following, among other potential consequences:
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

As of March 27, 2026, we have $1.3 billion of loan maturities and required principal paydowns during the next 12 months. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. See the discussion under “—Risks Associated with Debt Financing and Going Concern Considerations.” Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions or redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. Additionally, we have terminated our share redemption program and we are unable to predict when or if we will be in a position to pay distributions to or provide liquidity to our stockholders.
Further, we have made a significant investment in the common units of the SREIT. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of March 27, 2026, the aggregate value of our investment in the units of the SREIT was $40.1 million, which was based solely on the closing price of the units on the SGX-ST of $0.169 per unit as of March 27, 2026, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.711 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
Continued disruptions in the financial markets and economic uncertainty impacting the U.S. commercial real estate industry could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, could materially and negatively impact the future demand for office space, further adversely impacting our operations
Elevated interest rates and persistent inflation have had and may continue to have an adverse effect on our financial condition and results of operations.
The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue) have contributed to continued weakness in the commercial real estate markets especially as it pertains to commercial office properties. Elevated interest rates and persistent inflation have had and could continue to have an adverse impact on our variable rate debt; our ability to refinance and extend debt at favorable terms relative to the debt that was or is to be refinanced; our ability to sell assets at the price, on the terms or within the time frame that we desire; and on our general and administrative expenses. In addition, due to elevated interest rates and higher interest rate spreads that lenders have required in loans we have refinanced or extended in the last two years, we may experience further restrictions in our liquidity due to higher debt service costs and reduced yields relative to the cost of debt. Further, increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by persistent inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement additional measures to conserve cash or preserve liquidity.
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
Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know the impact of them.

Adverse developments affecting the financial services industry may adversely affect our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2025. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
Because of the concentration of a significant portion of our assets in three geographic areas and in core office properties, any adverse economic, real estate or business conditions in these geographic areas or in the U.S. office market could affect our operating results.
As of March 1, 2026, a significant portion of our real estate properties was located in Illinois, California and Texas. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. In addition, the majority of our real estate properties consists of core office properties. Any adverse economic or real estate developments in these geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space could adversely affect our operating results.
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
As of December 31, 2025, Accenture Tower represented approximately 24% of our total assets and represented approximately 24% of our total annualized base rent. Further, as a result of this investment, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Chicago real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our operating results.
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
Our success depends to a significant degree upon the contributions of Messrs. DeLuca, Schreiber and Waldvogel and the team of real estate and debt finance professionals at our advisor. Neither we nor our advisor or its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our management and disposition strategies could be delayed or hindered, which could cause our financial condition and results of operations to suffer.
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
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The rapid evolution and increased adoption of artificial intelligence technologies by us, our advisor or third parties, may also heighten our cybersecurity risks by making cyberattacks more difficult to detect, contain and mitigate. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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
We are subject to risks associated with artificial intelligence and machine learning technology.
Technological developments in artificial intelligence, including machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and their current and potential future applications including in the real estate, capital and financial markets, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. While our advisor is currently considering how to most efficiently implement the use of AI, the use of AI has not currently been implemented into our business. As AI technology and its applications continue to develop rapidly, it is impossible to predict the future risks that may arise from such developments to our industry or business.

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
We and other KBS-sponsored programs and KBS-advised investors rely on the KBS real estate professionals at our advisor and its affiliates to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
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
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Realty Advisors, these persons serve as the advisor to other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for the SREIT. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stakeholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our disposition and leasing opportunities. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to maintain or increase the value of our assets and our financial condition and results of operations may suffer.

Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own and permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. In addition, our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. These charter provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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
Stockholders may have to hold their shares an indefinite period of time. We can provide no assurance that we will be able to provide additional liquidity to stockholders. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. Further, since 2019, due to the limitations under our share redemption program, our pursuit of strategic alternatives and/or disruptions in the financial markets, we either exhausted the funds available for Ordinary Redemptions (defined below) under our share redemption program or implemented suspensions of Ordinary Redemptions for all or a portion of the calendar year. Ordinary Redemptions are all redemptions other than those that qualify for the special provisions for redemptions sought in connection with a stockholder’s death, “Qualifying Disability” or “Determination of Incompetence” (each as defined in the share redemption program and, together, “Special Redemptions”). We terminated our share redemption program on March 15, 2024.
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price or the estimated value per share. Investors should be prepared to hold our shares for an indefinite period of time because of the illiquid nature of our shares.
During their operating stages, other KBS-sponsored REITs amended their share redemption programs to limit redemptions to Special Redemptions or place restrictive limitations on the amount of funds available for redemptions. As a result, these programs were not able to honor all redemption requests and stockholders in these programs were unable to have their shares redeemed when requested. In some instances, Ordinary Redemptions were suspended for several years. When implementing these amendments, stockholders did not always have a final opportunity to submit redemptions prior to the effectiveness of the amendment to the program.
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

The estimated value per share of our common stock (i) may not reflect the value that stockholders will receive for their investment, (ii) does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have decreased the value of our portfolio and (iii) does not include the impact of future costs related to the disposition of assets and our liquidation.
On December 18, 2025, our board of directors approved an estimated value per share of our common stock of $2.70 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2025, with the exception of an adjustment to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 14, 2025. We did not make any other adjustments to the December 18, 2025 estimated value per share from the date of the valuations above, including any adjustments relating to, among others, net operating income earned. We provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013–01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
We engaged Kroll, LLC (“Kroll”), an independent third-party real estate valuation firm, to provide (i) appraisals for 12 of our consolidated real estate properties owned as of September 30, 2025 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT and (iii) a calculation of the range in estimated value per share of our common stock as of December 18, 2025. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) its estimated value for our investment in units of the SREIT and (iii) valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, with the exception of the valuation for The Almaden Mortgage Loan as discussed under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information – Methodology – Notes Payable” of this Annual Report.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 18, 2025 nor does it include any future liquidation costs. We generally have incurred disposition costs and fees related to the sale of each real estate property since inception of 0.6% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share also does not take into consideration any financing and refinancing costs subsequent to December 18, 2025. Accordingly, with respect to the estimated value per share, we can give no assurance that:
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
As of March 27, 2026, we have $1.3 billion of loan maturities and required principal paydowns during the next 12 months. Our loan agreements require us to sell two properties in 2025 (which we completed), three properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.
We may be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof, thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain debt facilities. If an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity.
If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. We may relinquish ownership of one or more secured properties to the mortgage lender. We may also seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under our indebtedness.
Despite the substantial amount of refinancing activity since February 2024 (over $1.4 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets.
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

These risks are not priced into the December 18, 2025 estimated value per share. As such, the estimated value per share does not take into account developments in our portfolio since December 18, 2025. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to utilize an independent valuation firm to update the estimated value per share no later than December 2026.
Our stockholders’ interest in us will be diluted if we issue additional equity interests, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in a dividend reinvestment plan or in future primary offerings; (ii) issue equity interests in private offerings; (iii) issue equity interests to our advisor, or its successors or assigns, in payment of fee obligations; or (iv) otherwise issue additional shares of our capital stock, units of our Operating Partnership or equity in our other subsidiaries. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in our assets would be diluted. In addition, depending upon the terms and pricing of any additional issuance of equity interests, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
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
As of March 1, 2026, our real estate portfolio held for investment was composed of 12 office properties encompassing in the aggregate approximately 5.6 million rentable square feet and was collectively 77% occupied. We also own an investment in the equity securities of the SREIT, a Singapore real estate investment trust listed on the SGX-ST. We made these investments based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as expected, we may have less cash flow from operating activities and our financial condition and results of operations would suffer.
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
All of our real estate properties were subject to Phase I environmental assessments prior to the time they were acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment.
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

Our significant investment in the SREIT is subject to the risks inherent in investing in traded securities. As of March 27, 2026, based solely on the closing trading price of the units of the SREIT on the SGX-ST of $0.169 per unit on such date and without taking into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading in the units, we owned approximately $40.1 million of units in the SREIT, representing an approximate 16.5% interest in the units of the SREIT. The SREIT’s units were first listed for trading on the SGX-ST on July 19, 2019. If an active trading market for the units does not develop or is not sustained, it may be difficult to sell our units. The market for Singapore REITs may trade a small number of securities and may be unable to respond effectively to increases in trading volume, potentially making prompt liquidation of our investment in the SREIT difficult. Even if an active trading market develops or we are able to negotiate block trades, if we or other significant investors sell or are perceived as intending to sell a substantial amount of units in a short period of time, the market price of our remaining units could be adversely affected. In addition, as a foreign equity investment, the trading price of units of the SREIT may be affected by political, economic, financial and social factors in the Singapore and Asian markets, including changes in government, economic and fiscal policies. Furthermore, we may be limited in our ability to sell our investment in the SREIT if our advisor and/or its affiliates are deemed to have material, non-public information regarding the SREIT. Charles J. Schreiber, Jr., our Chief Executive Officer, our President and our affiliated director, is a former director of the external manager of the SREIT, and Mr. Schreiber holds an indirect ownership interest in the external manager of the SREIT. An affiliate of our advisor serves as the U.S. asset manager to the SREIT.
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
Our stockholders may have tax liability on distributions they elected to reinvest in our common stock.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries (20% for taxable years between January 1, 2018 and December 31, 2025) and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and adversely impact our financial condition and results of operations.

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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries (20% for taxable years between January 1, 2018 and December 31, 2025). A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce our income.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. For example, due to the terms and conditions of our existing loan agreements or any future extension or refinancing agreements entered into or if we would seek the protection of the bankruptcy court to implement a restructuring plan, we may determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our operations and on the value of our common stock.
Generally, ordinary dividends payable by REITs do not qualify for the reduced tax rates applicable to qualified dividend income.
In general, the maximum tax rate for qualified dividends payable by C corporations to domestic stockholders that are individuals, trusts and estates is 20%. Ordinary dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. Individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us). The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions and the Treasury Regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
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
Our advisor has formed a Cyber Governance Committee (“CGC”), comprised of our advisor’s Chief Compliance Officer, Senior Vice President of Human Resources and Information Technology Director, to oversee cyber governance and to assess and manage, along with our advisor’s Chief Executive Officer (also our Chairman of the Board of Directors) and our advisor’s Chief Financial Officer (also our Chief Financial Officer), material risks, if any, from cybersecurity threats. The CGC meets quarterly to review incident summary reports, new threats, risks, industry and regulatory changes. Our advisor’s Chief Executive Officer and Chief Financial Officer and the CGC are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes. In addition, our incident response plan and related processes provide for incident escalation procedures for any cybersecurity incidents that meet pre-established reporting thresholds.
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

ITEM 2. PROPERTIES
As of December 31, 2025, our real estate portfolio was composed of 12 office properties encompassing 5.6 million rentable square feet in the aggregate that were collectively 77% occupied with a weighted-average remaining lease term of 5.3 years. The following table provides summary information regarding the properties owned by us as of December 31, 2025:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (1) (in thousands)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Town Center Plano, TX	03/27/2012	Office	522,043	$147,694	$11,688	$28.52	5.2	5.3%	78.5%
Gateway Tech Center Salt Lake City, UT (4)	05/09/2012	Office	210,938	37,935	5,575	33.22	4.8	1.4%	79.6%
60 South Sixth Minneapolis, MN	01/31/2013	Office	710,332	88,241	10,192	19.43	6.3	5.6%	73.8%
Accenture Tower Chicago, IL	12/16/2013	Office	1,457,724	580,977	36,952	28.59	6.7	23.9%	88.7%
Ten Almaden San Jose, CA	12/05/2014	Office	309,255	131,720	7,542	49.21	1.9	5.2%	49.6%
Towers at Emeryville Emeryville, CA	12/23/2014	Office	593,484	128,576	16,237	51.89	3.2	8.1%	52.7%
3003 Washington Boulevard Arlington, VA	12/30/2014	Office	211,054	154,908	11,137	61.31	8.2	6.5%	86.1%
201 17th Street Atlanta, GA	06/23/2015	Office	355,870	105,854	9,733	31.16	4.8	4.1%	87.8%
515 Congress Austin, TX	08/31/2015	Office	267,956	139,164	8,534	40.32	4.1	6.0%	79.0%
The Almaden San Jose, CA	09/23/2015	Office	416,126	103,357	16,799	56.28	2.8	6.5%	71.7%
3001 Washington Boulevard Arlington, VA	11/06/2015	Office	94,836	61,048	4,952	54.67	7.4	2.7%	95.5%
Carillon Charlotte, NC	01/15/2016	Office	488,277	181,992	13,768	35.03	4.5	8.1%	80.5%
			5,637,895	$1,861,466	$153,109	$35.21	5.3		77.1%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2025, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) Subsequent to December 31, 2025, we entered into a purchase and sale agreement with a purchaser unaffiliated with us or our advisor for the sale of Gateway Tech Center. There can be no certainty that we will complete the sale of Gateway Tech Center.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2025:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	11	$1,893	1.2%	124,449	2.9%
2026	57	15,750	10.3%	445,813	10.2%
2027	68	22,119	14.5%	642,526	14.8%
2028	68	15,211	9.9%	406,760	9.3%
2029	48	20,785	13.6%	507,318	11.7%
2030	36	14,886	9.7%	387,067	8.9%
2031	16	7,404	4.8%	207,311	4.8%
2032	15	8,429	5.5%	232,980	5.4%
2033	12	7,410	4.8%	260,841	6.0%
2034	10	14,967	9.8%	294,540	6.8%
2035	13	8,398	5.5%	331,030	7.6%
Thereafter	8	15,857	10.4%	508,062	11.6%
Total	362	$153,109	100.0%	4,348,697	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2025, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2025, our portfolio’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Legal Services	45	$23,797	15.5%
Finance	54	21,997	14.4%
Management Consulting Services	12	19,084	12.5%
		$64,878	42.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2025, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2025, no other tenant industries accounted for more than 10% of annualized base rent and no tenant accounted for more than 10% of the annualized base rent.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 24, 2026, we had 148.5 million shares of common stock outstanding held by a total of approximately 28,929 stockholders. The number of stockholders is based on the records of SS&C Global Investor & Distribution Solutions, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $2.70 per share as of December 31, 2025. This estimated value per share is based on our board of directors’ approval on December 18, 2025 of an estimated value per share of our common stock of $2.70 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2025, with the exception of an adjustment to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 14, 2025. Other than this adjustment, there were no material changes between September 30, 2025 and December 18, 2025 to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Kroll, LLC (“Kroll”), an independent third party real estate valuation firm, to provide (i) appraisals for 12 of our consolidated real estate properties owned as of September 30, 2025 (the “Appraised Properties”), (ii) an estimated value for our investment in units of the SREIT (described below) and (iii) a calculation of the range in estimated value per share of our common stock as of December 18, 2025. Kroll based this range in estimated value per share upon (i) its appraisals of the Appraised Properties, (ii) its estimated value for our investment in units of the SREIT and (iii) valuations performed by our advisor with respect to our cash, other assets, notes payable and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, with the exception of the valuation for The Almaden Mortgage Loan as discussed below under “– Methodology – Notes Payable.” The appraisal reports Kroll prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
The conflicts committee reviewed Kroll’s valuation report, which included an appraised value for each of the Appraised Properties, an estimated value of our investment in units of the SREIT and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by Kroll. In light of the valuation report and other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $2.30 to $3.13, with an approximate mid-range value of $2.70 per share, as determined by Kroll and recommended by our advisor, which approximate mid-range value was based on Kroll’s appraisals of the Appraised Properties, Kroll’s valuation of our investment in units of the SREIT and valuations performed by our advisor of our cash, other assets, notes payable and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $2.70 as the estimated value per share of our common stock, which estimated value per share is based on those factors discussed in (i) above. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $2.70 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 18, 2025 as well as the calculation of our prior estimated value per share as of December 12, 2024. Kroll was not responsible for the determination of the estimated value per share as of December 18, 2025 or December 12, 2024, respectively.

	December 18, 2025 Estimated Value per Share	December 12, 2024 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$10.98	$14.51	$(3.53)
Investment in SREIT units	0.26	0.19	0.07
Cash, restricted cash and cash equivalents (3)	0.54	0.31	0.23
Other assets	0.07	0.15	(0.08)
Notes payable (4)	(8.63)	(10.69)	2.06
Other liabilities	(0.52)	(0.58)	0.06
Estimated value per share	$2.70	$3.89	$(1.19)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$2.70	$3.89	$(1.19)
_____________________
(1) The December 12, 2024 estimated value per share was based upon a calculation of the range in estimated value per share of our common stock as of December 12, 2024 by Kroll and the recommendation of our advisor. Kroll based this range in estimated value per share upon (i) its appraisals of 14 of our consolidated real estate properties as of September 30, 2024, (ii) the contractual sales price, net of closing credits and disposition costs, of one property that was sold on November 15, 2024, (iii) its estimated value for our investment in units of the SREIT as of November 14, 2024, (iv) estimated contractual loan financing fees and costs incurred for the period from October 1, 2024 through December 20, 2024 and (v) valuations performed by our advisor with respect to our cash, other assets, notes payable and other liabilities as of September 30, 2024. For more information relating to the December 12, 2024 estimated value per share and the assumptions and methodologies used by Kroll and our advisor, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.
(2) The estimated value of the Appraised Properties was $1.6 billion. The decrease in the estimated value of real estate properties per share was primarily due to (i) the sale of three properties during the period from September 30, 2024 through September 30, 2025 and (ii) an overall decrease in the value of the Appraised Properties as a result of the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, and the elevated interest rate environment.
(3) The increase in estimated value of cash, restricted cash and cash equivalents per share was primarily due to an increase in restricted cash related to cash sweep arrangements required by our loan agreements. As of September 30, 2025, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In addition, in connection with the disposition of one of our properties in July 2025, $30.0 million of the net sales proceeds was deposited into a cash sweep collateral account established pursuant to one of our portfolio loan facilities to be used for approved tenant improvements, leasing commissions and capital improvements, for operating shortfalls for the properties included in that portfolio loan and for certain other limited fees and expenses, subject to the terms of loan agreement.
(4) The decrease in estimated value of notes payable per share was primarily due to the paydown of notes payable in conjunction with the sale of three properties during the period from September 30, 2024 through September 30, 2025, partially offset by loan draws.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $3.89 to $2.70. The changes are not equal to the change in values of each asset and liability group presented in the table above due to the dispositions of three office properties and related loan paydowns, refinancings of our outstanding debt and other factors, which caused the value of certain asset or liability groups to change without an equivalent impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 12, 2024 estimated value per share	$3.89
Changes to estimated value per share
Investments
Real estate properties held as of September 30, 2025	(1.10)
Real estate properties sold through September 30, 2025	0.04
Investment in SREIT units	0.07
Capital expenditures on real estate	(0.21)
Total change related to investments	(1.20)
Modified operating cash flows (1)	0.06
Notes payable	0.05
Loan financing fees	(0.10)
Total change in estimated value per share	$(1.19)
December 18, 2025 estimated value per share	$2.70
_____________________
(1) Modified operating cash flows reflect modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 18, 2025 nor does it include any future liquidation costs. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.6% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share also does not take into consideration any financing and refinancing costs subsequent to December 18, 2025. See “—Limitations of and Risks Related to the Estimated Value per Share” below.
As of December 18, 2025, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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

Independent Valuation Firm
Kroll(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties, to provide an estimated value of our investment in units of the SREIT and to provide a calculation of the range in estimated value per share of our common stock as of December 18, 2025. Kroll is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Kroll was based on the scope of work and not on the appraised values of the Appraised Properties or the estimated value of our investment in units of the SREIT.
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
Real Estate Valuation
As of September 30, 2025, we owned 12 real estate properties (all of which are office properties and are referred to as the Appraised Properties). Kroll appraised each of the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on a discounted cash flow analyses for the final appraisal of each of the Appraised Properties. Kroll calculated the discounted cash flow value of each of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
Our 12 real estate properties were acquired for a total purchase price of $1.7 billion, including $24.1 million of acquisition fees and acquisition expenses, and as of September 30, 2025, we had invested $711.6 million in capital expenses and tenant improvements in these properties. The total appraised value of the Appraised Properties as of September 30, 2025 and used in the December 18, 2025 estimated value per share was $1.6 billion which, when compared to the total purchase price plus subsequent capital improvements through September 30, 2025 of $2.4 billion, results in an overall decrease in the estimated value of these properties of approximately 31.6%.
The following table summarizes the key assumptions that Kroll used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	7.25% to 9.00%	8.17%
Discount rate	8.00% to 11.00%	9.50%
Net operating income compounded annual growth rate (1)	0.18% to 18.34%	5.35%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the valuation period of the property) net of expenses over the valuation period for each of the properties. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties and can be significantly impacted by current occupancy at the properties. For appraised properties over 90% occupied, the CAGR range is 0.18% to 3.12% with a weighted average CAGR of 2.53%.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.21	$(0.20)	$0.34	$(0.32)
Discount rate	0.22	(0.21)	0.41	(0.39)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in an $0.11 increase in our estimated value per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.11 to our estimated value per share, assuming all other factors remain unchanged.
Investment in the SREIT
As of September 30, 2025, we owned 237,426,088 units of the SREIT (SGX-ST Ticker: OXMU), a Singapore real estate investment trust listed on the SGX-ST, which represented 18.2% of the outstanding units of the SREIT at that time. Subsequent to September 30, 2025, the SREIT issued additional units in a private placement transaction, which reduced our ownership in the SREIT to 16.5% of the outstanding units of the SREIT as of October 6, 2025.
We engaged Kroll to value our investment in units of the SREIT as of November 14, 2025 based on the SGX-ST trading price of the units of the SREIT as of closing on November 14, 2025 less a discount to account for holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the SREIT units (“blockage”). Kroll estimated the percentage discount for the holding period risk applicable to our holdings as the quotient of the value of a hypothetical series of at-the-money put options relative to the freely traded market value of our holdings (i.e., the average of the high and low trading prices of the units times the number of units held by us), where each such put option corresponds to one of the expected future sales of such units in the public market over a period of time in which we could reasonably sell such units if desired, given the constraints imposed by blockage. Ultimately, the discount for the holding period risk may be attributable to blockage, which constrains the rate at which the holder can sell the subject units into a public market without upsetting the market’s equilibrium. Kroll’s analysis of the discount for the holding period risk applicable to our holdings had three elements: (i) analysis of trading volume in the SREIT’s units and the shares of other listed REITs in order to estimate the quantity of units that might be saleable by us in the public market; (ii) an estimate of the expected future price volatility of the SREIT’s units, which is the key variable in the valuation of the hypothetical series of put options; and (iii) application of the Black-Scholes model in the valuation of the series of put options. Based on its analysis, the estimated value of the units of the SREIT held by us as of November 14, 2025 was $39.1 million. We acquired 215,841,899 of our 237,426,088 units of the SREIT on July 19, 2019, at an aggregate purchase price of $189.9 million. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing our investment in the units of the SREIT to 237,426,088 units.
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
Notes Payable
With the exception of The Almaden Mortgage Loan (discussed below), the estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, but do not equal the book value of the loans in accordance with GAAP. Other than The Almaden Mortgage Loan, our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The weighted-average discount rate applied to the future estimated debt payments was approximately 7.6%. To estimate the fair value of The Almaden Mortgage Loan, we wrote down the value of the debt to approximate the fair value of the real estate property, after giving consideration to other assets and liabilities.
As of September 30, 2025, the GAAP fair value of our notes payable as adjusted for the valuation of The Almaden Mortgage Loan described above was $1.3 billion. As of September 30, 2025, the carrying value of our notes payable was $1.3 billion. Our notes payable had a weighted-average remaining term of 0.8 years as of November 14, 2025.
With respect to the notes payable valued using a discounted cash flow analysis, the table below illustrates the impact on our estimated value per share if the discount rates our advisor used to value our notes payable were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated value per share if these discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.02)	$0.02	$(0.02)	$0.03

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
Limitations of and Risks Related to the Estimated Value per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. The estimated value per share set forth above first appeared on the December 31, 2025 customer account statements that were mailed in January 2026. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2025, with the exception of an adjustment to our net asset value to give effect to the change in the estimated value of our investment in units of the SREIT (SGX-ST Ticker: OXMU) as of November 14, 2025. Other than this adjustment, there were no material changes between September 30, 2025 and December 18, 2025 to the net values of our assets and liabilities that impacted the overall estimated value per share, and we did not make any other adjustments to the estimated value per share from the date of the valuations above, including any adjustments relating to, among others, net operating income earned. However, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment. The valuation of our investment in the SREIT is also subject to increased uncertainty. Due to the disruptions in the financial markets, the trading price of the common units of the SREIT has experienced substantial volatility and has been significantly impacted by the market sentiment for stock with significant investment in U.S. office buildings.
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
We may also be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof, thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain debt facilities. If an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity.
If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. We may relinquish ownership of one or more secured properties to the mortgage lender. We may also seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under our indebtedness.
Despite the substantial amount of refinancing activity since February 2024 (over $1.4 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets.
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
Continued disruptions in the financial markets and economic uncertainty impacting the U.S. commercial real estate industry could further impact our ability to implement our business strategy and continue as a going concern. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact the current disruptions in the markets may have on our business. Potential long-term changes in customer behavior, such as continued work-from-home arrangements, could materially and negatively impact the future demand for office space, further adversely impacting our operations. These risks are not priced into the December 18, 2025 estimated value per share.
For more information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern Considerations.”
Our estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated value per share does not take into account estimated disposition costs and fees for real estate properties that were not under contract to sell as of December 18, 2025 nor does it include any future liquidation costs. We have generally incurred disposition costs and fees related to the sale of each real estate property since inception of 0.6% to 2.9% of the gross sales price less concessions and credits, with the weighted average being approximately 1.5%. The estimated value per share does not take into consideration any financing and refinancing costs subsequent to December 18, 2025. We currently expect to utilize an independent valuation firm to update our estimated value per share no later than December 2026.

Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$3.89		December 12, 2024	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2024, filed March 14, 2025
$5.60		December 12, 2023	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2023, filed March 19, 2024
$9.00		September 28, 2022	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2022, filed March 13, 2023
$10.78		November 1, 2021	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2021, filed March 31, 2022
$10.77		May 13, 2021	Current Report on Form 8-K, filed with the SEC on May 14, 2021
$10.74		December 7, 2020	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2020, filed March 12, 2021
$11.65	(1)	December 4, 2019	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2019, filed March 6, 2020
$12.02		December 3, 2018	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2018, filed March 14, 2019
$11.73		December 6, 2017	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2017, filed March 8, 2018
$10.63		December 9, 2016	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2016, filed March 13, 2017
$10.04		December 8, 2015	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2015, filed March 14, 2016
$9.42	(2)	December 9, 2014	Part II, Item 5 of our Annual Report on Form 10-K for the Year Ended December 31, 2014, filed March 9, 2015
$9.29	(2)	May 5, 2014	Supplement no. 3 to our prospectus dated April 25, 2014 (Registration No. 333-164703), filed May 6, 2014
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
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Amended and Restated Share Redemption Program
Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the year ended December 31, 2025

ITEM 6. [RESERVED]

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
We have invested in a diverse portfolio of real estate investments. As of December 31, 2025, we owned 12 office properties and an investment in the equity securities of the SREIT.
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
Since February 2024, we have refinanced, restructured or extended $1.4 billion of maturing debt obligations. As of March 27, 2026, we had debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 0.5 years.

In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.
As of March 27, 2026, we have $1.3 billion of loan maturities and required principal paydowns during the next 12 months. Our loan agreements require us to sell two properties in 2025 (which we completed), three properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.
We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: Gateway Tech Center, 201 17th Street, 515 Congress, Carillon and Accenture Tower. In order to facilitate certain alternative collateral arrangements and in full and final satisfaction of our obligations set forth in the letter agreement entered into July 10, 2025 with respect to the SREIT units, REIT Properties III agreed with the Portfolio Loan Lenders to (i) establish a deposit account (the “Prime Proceeds Account”) for the benefit of the Portfolio Loan Lenders pursuant to which the proceeds of certain SREIT units (“Prime Proceeds”) shall be deposited and (ii) grant to the Portfolio Loan Lenders a first priority perfected security interest in the Prime Proceeds Account and the other collateral, all as described in and upon the terms and subject to the conditions set forth in a Cash Collateral Account Security, Pledge and Assignment Agreement (the “Cash Collateral Agreement”). Pursuant to the terms of the Cash Collateral Agreement, REIT Properties III agreed that all Prime Proceeds deposited into the Prime Proceeds Account shall be held as additional collateral for the benefit of the Portfolio Loan Lenders until such time as the Prime Proceeds are applied in accordance with the terms of the Amended and Restated Portfolio Loan Facility. For information regarding the Amended and Restated Portfolio Loan Facility, see Note 8, “Notes Payable – Recent Financing Transactions – Amended and Restated Portfolio Loan Facility” in this Annual Report.
In addition, as of March 27, 2026, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
Despite the substantial amount of refinancing activity since February 2024 (over $1.4 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. We may relinquish ownership of one or more secured properties to the mortgage lender. We may also seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under our indebtedness.

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

We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of December 31, 2025, we held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of March 27, 2026, the aggregate value of our investment in the units of the SREIT was $40.1 million, which was based solely on the closing price of the units on the SGX-ST of $0.169 per unit as of March 27, 2026, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.711 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
As of March 27, 2026, we had mortgage debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 0.5 years. As of March 27, 2026, our debt obligations consisted of $116.5 million of fixed rate notes payable and $1.2 billion of variable rate notes payable. As of March 27, 2026, the interest rates on $800.0 million of our variable rate notes payable were effectively fixed through interest rate swap agreements, of which (i) one interest rate swap in the amount of $100.0 million will mature on May 1, 2026, (ii) four interest rate swaps in the total amount of $400.0 million will mature on July 1, 2026, (iii) one interest rate swap in the amount of $100.0 million will mature on August 1, 2026 and (iv) two interest rate swaps in the total amount of $200.0 million will mature on November 1, 2026.
As of March 27, 2026, we have $1.3 billion of loan maturities and required principal paydowns during the next 12 months. As of December 31, 2025, we believe we were in compliance with the financial debt covenants under our notes payable.
Our loan agreements require us to sell two properties in 2025 (which we completed), three properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.
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

Despite the substantial amount of refinancing activity since February 2024 (over $1.4 billion of debt refinanced or extended), there can be no assurances as to the certainty or timing of management’s future plans in regards to the matters above, as certain elements of management’s plans are outside our control, including our ability to repay our outstanding debt obligations at maturity, make required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in our loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. We may relinquish ownership of one or more secured properties to the mortgage lender. We may also seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under our indebtedness.
As a result of non-cash impairment charges to write down the carrying value of The Almaden to its estimated fair value as of September 30, 2025, The Almaden was valued at less than the outstanding mortgage debt. Subsequent to December 31, 2025, the maturity date of The Almaden mortgage debt was extended to May 1, 2026 with an option to further extend the maturity date to August 1, 2026 upon satisfaction of certain terms and conditions set forth in the loan documents. We are currently in discussions with the mortgage lender with regard to this asset and the upcoming loan maturity. For information on non-cash impairment charges during the year ended December 31, 2025, see “—Results of Operations.”
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
In addition, as of March 27, 2026, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and decrease our operating flexibility.
As a result of the current interest rate environment, the recent extensions and refinancings of certain of our loans have also reduced our available liquidity due to increased interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows. See the discussion on the interest rate swap maturities above.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2025, our borrowings and other liabilities were approximately 54% of the cost (before deducting depreciation and other noncash reserves) and 56% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
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

We did not redeem any shares of our common stock during the year ended December 31, 2025. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We terminated our share redemption program on March 15, 2024.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2025 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $6.1 million. During the year ended December 31, 2024, net cash provided by operating activities was $7.7 million. Net cash used in operating activities increased during the year ended December 31, 2025 primarily as a result of $6.6 million of interest rate swap settlement proceeds received in 2024 for early terminated swaps, the sales of real estate properties in February 2024, November 2024, July 2025 and September 2025 and the timing of payments and cash receipts.
Cash Flows from Investing Activities
Net cash provided by investing activities was $195.3 million for the year ended December 31, 2025 due to $220.1 million of net proceeds from the sales of Sterling Plaza and Park Place Village, offset by $24.8 million used in improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2025, net cash used in financing activities was $168.6 million as a result of principal payments on notes payable of $188.7 million and payments of deferred financing costs of $11.0 million, offset by proceeds from notes payable of $31.1 million.
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

On November 22, 2024, our advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among REIT Properties III, the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”). Pursuant to the Subordination Agreement, our advisor agreed that payment of certain asset management fees owed by us to our advisor pursuant to the advisory agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to our advisor associated with five of our real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that we may pay our advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full. Additionally, pursuant to the Fourth Modification Agreement (as defined in “– Subsequent Events – Fourth Modification of the Modified Portfolio Revolving Loan Facility”), with respect to 515 Congress, Gateway Tech Center and 201 17th Street, we agreed to limit the amount of asset management fees that we may pay to our advisor to 90% of the asset management fees associated with 515 Congress, Gateway Tech Center and 201 17th Street (with the remaining 10% of the asset management fees associated with these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full).
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described in the paragraph above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to December 31, 2025.
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
As of December 31, 2025, we had accrued $19.7 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also included in accrued asset management fees as of December 31, 2025 were $8.5 million of restricted cash deposited into the Bonus Retention Fund and $1.4 million of asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. We had not made any payments to our advisor from the Bonus Retention Fund as of December 31, 2025. As of December 31, 2025, we had $1.3 million of asset management fees payable related to asset management fees incurred for the month of December 2025, which were subsequently paid in January 2026.

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
Notwithstanding the foregoing, our advisor has agreed to reduce and defer certain disposition fees. On October 11, 2024, in connection with an amendment to the Amended and Restated Portfolio Loan Facility, we and our advisor amended the advisory agreement to reduce the disposition fee payable in connection with the sale of Preston Commons to $0.5 million and to defer payment of the disposition fee to December 1, 2025. On December 5, 2025, the disposition fee related to the sale of Preston Commons was paid to our advisor.
Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower, our advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to our advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent. Pursuant to the Fourth Modification Agreement, we agreed not to pay any disposition fees to our advisor related to 515 Congress, Gateway Tech Center and 201 17th Street without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of such properties (with any remaining disposition fees payable to our advisor related to these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full).
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

Debt Obligations
The following is a summary of our debt obligations as of December 31, 2025 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	2026	2027	2028
Outstanding debt obligations (1)	$1,293,394	$965,894	$327,500	$—
Interest payments on outstanding debt obligations (2)	59,958	57,373	2,585	—
Interest payments on interest rate swaps (3) (4)	114	114	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2025. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. See also the discussion above under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2025 (consisting of the contractual interest rate and using interest rate indices as of December 31, 2025, where applicable). We incurred interest expense related to notes payable of $101.9 million, excluding amortization of deferred financing costs totaling $12.4 million, during the year ended December 31, 2025.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of December 31, 2025. In the case where the swapped floating rate (one-month Term SOFR) at December 31, 2025 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(4) We recognized net realized gains related to interest rate swaps of $10.0 million, excluding unrealized losses on derivative instruments of $10.2 million, during the year ended December 31, 2025.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook—Real Estate and Real Estate Finance Markets,” “—Liquidity and Capital Resources” and “—Subsequent Events.”
Capital Expenditures Obligations
As of December 31, 2025, we had capital expenditure obligations of $20.2 million, the majority of which is expected to be spent in the next twelve months and of which $7.7 million has already been accrued and included in accounts payable and accrued liabilities on our consolidated balance sheet as of December 31, 2025. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2025, including amounts that may be classified as lease incentives pursuant to GAAP. In certain cases, tenants may have discretion over when to utilize their tenant allowances and may delay the start of projects or tenants control the construction of their projects and may not submit timely requests for reimbursement or there are general construction delays, all of which could extend the timing of payment for a portion of these capital expenditure obligations beyond twelve months. The capital expenditure obligations will be funded from cash on hand, draws on current loan facilities with additional availability and future property cash flows. See “—Going Concern Considerations.”

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 14, 2025 and which specific discussion is incorporated herein by reference.
As of December 31, 2024, we owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Subsequent to December 31, 2024, we disposed of one office property and one mixed-use office/retail property. As a result, as of December 31, 2025, we owned 12 office properties and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the years ended December 31, 2025 and 2024 are not directly comparable. The following table provides summary information about our results of operations for the years ended December 31, 2025 and 2024 (dollar amounts in thousands):
Comparison of the year ended December 31, 2025 versus the year ended December 31, 2024

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2025	2024
Rental income	$232,234	$258,459	$(26,225)	(10)%	$(29,006)	$2,781
Dividend income from real estate equity securities	1,116	967	149	15%	—	149
Other operating income	16,611	18,239	(1,628)	(9)%	(2,158)	530
Operating, maintenance and management	68,919	72,872	(3,953)	(5)%	(6,520)	2,567
Real estate taxes and insurance	42,714	49,992	(7,278)	(15)%	(4,147)	(3,131)
Asset management fees to affiliate	17,966	19,568	(1,602)	(8)%	(1,725)	123
General and administrative expenses	7,470	18,544	(11,074)	(60)%	n/a	n/a
Depreciation and amortization	95,901	111,206	(15,305)	(14)%	(12,243)	(3,062)
Interest expense	114,289	126,588	(12,299)	(10)%	(2,163)	(10,136)
Net loss (gain) on derivative instruments	126	(17,634)	17,760	(101)%	—	17,760
Impairment charges on real estate	65,475	6,847	58,628	856%	—	58,628
Unrealized gain (loss) on real estate equity securities	6,173	(11,202)	17,375	(155)%	—	17,375
Gain from extinguishment of debt	—	56,372	(56,372)	(100)%	(56,372)	—
Gain on sale of real estate, net	77,401	53,064	24,337	46%	24,337	—
Other interest income	569	1,233	(664)	(54)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2025 compared to the year ended December 31, 2024 related to the dispositions of properties after January 1, 2024. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to the two office properties sold during the year ended December 31, 2024 and one office property sold during the year ended December 31, 2025 which served as collateral for portfolio loans is not reflected in this column for changes due to dispositions of properties. During the year ended December 31, 2024, we repaid $186.6 million of outstanding principal debt under portfolio loans with the net sale proceeds from the sale of two office properties during 2024. During the year ended December 31, 2025, we repaid $87.7 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of one office property in July 2025.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2025 compared to the year ended December 31, 2024 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $258.5 million for the year ended December 31, 2024 to $232.2 million for the year ended December 31, 2025, primarily due to the sales of real properties in February 2024, November 2024, July 2025 and September 2025 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, and a decrease in property tax recoveries with respect to two properties held throughout both periods as a result of successful property tax appeals, partially offset by an increase in percentage rent as a result of higher demand due to physical occupancy and an increase in operating recoveries with respect to a property held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of the two properties in 2025 and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”

Dividend income from our real estate equity securities increased slightly from $1.0 million for the year ended December 31, 2024 to $1.1 million for the year ended December 31, 2025 due to a slight increase in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.
Other operating income decreased from $18.2 million during the year ended December 31, 2024 to $16.6 million for the year ended December 31, 2025, primarily due to the sales of real properties in February 2024, November 2024, July 2025 and September 2025 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by an increase in parking revenues at properties held throughout both periods as employees returned to the office. We expect other operating income to vary in future periods based on occupancy rates and parking rates at our real estate properties and to decrease to the extent we dispose of properties.
Operating, maintenance and management costs decreased from $72.9 million for the year ended December 31, 2024 to $68.9 million for the year ended December 31, 2025, primarily due to the sales of real properties in February 2024, November 2024, July 2025 and September 2025 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by an overall increase in repairs and maintenance costs and operating costs, including onsite costs, security, utility, and parking expenses, as a result of general inflation and an increase in physical occupancy at properties held throughout both periods. We expect operating, maintenance and management costs to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office and to decrease to the extent we dispose of properties.
Real estate taxes and insurance decreased from $50.0 million for the year ended December 31, 2024 to $42.7 million for the year ended December 31, 2025, primarily due to the sales of real properties in February 2024, November 2024, July 2025 and September 2025 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024, and a decrease in real estate taxes as a result of property tax refunds received and successful property tax appeals related to properties held throughout both periods. We expect real estate taxes and insurance to vary based on future property tax reassessments for properties that we continue to own and to decrease to the extent we dispose of properties.
Asset management fees decreased from $19.6 million for the year ended December 31, 2024 to $18.0 million for the year ended December 31, 2025, primarily due to the sales of real properties in February 2024, November 2024, July 2025 and September 2025 and the disposition of an office property in connection with a deed-in-lieu of foreclosure transaction in January 2024. We expect asset management fees to decrease to the extent we dispose of properties and to increase in future periods as a result of any improvements we make to our properties. As of December 31, 2025, there were $19.7 million of accrued asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund, and (iii) $1.4 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of December 31, 2025, we had $1.3 million of asset management fees payable related to asset management fees incurred for the month of December 2025, which were subsequently paid in January 2026. For a discussion of asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $18.5 million for the year ended December 31, 2024 to $7.5 million for the year ended December 31, 2025, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts during the year ended December 31, 2024. General and administrative costs consisted primarily of portfolio legal fees, directors’ and officers’ insurance coverage costs, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs.
Depreciation and amortization decreased from $111.2 million for the year ended December 31, 2024 to $95.9 million for the year ended December 31, 2025, primarily due to the sales of real properties in November 2024, July 2025 and September 2025 and a decrease in depreciation and amortization due to the reduced depreciable asset basis for The Almaden, Towers at Emeryville and 60 South Sixth as a result of non-cash impairment charges recorded during the year ended December 31, 2025 (see below). The decrease in depreciation and amortization is also due to fully amortized tenant origination and absorption costs as a result of scheduled lease expirations and the acceleration of amortization for an early lease termination at a property held throughout both periods, offset by an increase in capital improvements completed and placed in service subsequent to December 31, 2024. We expect depreciation and amortization to decrease in future periods to the extent we dispose of properties, decrease for the properties for which we recognized non-cash impairment charges during the year ended December 31, 2025 which reduced these properties’ depreciable book value and decrease due to fully amortized tenant origination and absorption costs, offset by an increase as a result of additional capital improvements.

Interest expense decreased from $126.6 million for the year ended December 31, 2024 to $114.3 million for the year ended December 31, 2025. Included in interest expense was (i) $117.1 million and $101.9 million of interest expense payments for the years ended December 31, 2024 and 2025, respectively, and (ii) the amortization of deferred financing costs of $9.5 million and $12.4 million for the years ended December 31, 2024 and 2025, respectively. The decrease in interest expense was primarily due to less interest expense incurred as a result of loan paydowns in connection with the sales of real properties in February 2024, November 2024, July 2025 and September 2025 and the disposition of an office property and related forgiveness of debt in connection with a deed-in-lieu of foreclosure transaction in January 2024, partially offset by higher interest rate spreads as a result of refinancings subsequent to December 31, 2024 and the impact on interest expense of additional loan draws. In general, we expect interest expense to decrease due to required loan paydowns, to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase due to higher interest rate spreads as a result of recent refinancings.
We recognized net loss on derivative instruments of $0.1 million for the year ended December 31, 2025. Included in net loss on derivative instruments was (i) unrealized loss on interest rate swaps of $10.2 million, offset by (ii) realized gain on interest rate swaps of $10.0 million, for the year ended December 31, 2025. We recognized net gain on derivative instruments of $17.6 million for the year ended December 31, 2024. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $24.3 million, (ii) gains related to swap terminations of $0.2 million, and offset by (iii) unrealized loss on interest rate swaps of $6.8 million for the year ended December 31, 2024. The change in net loss (gain) on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
During the year ended December 31, 2025, we recorded non-cash impairment charges of $65.5 million to write down the carrying value of The Almaden (located in San Jose, California), Towers at Emeryville (located in Emeryville, California) and 60 South Sixth (located in Minneapolis, Minnesota) to their estimated fair values. The facts and circumstances leading to the impairments on our real estate held for investment during the year ended December 31, 2025 are as follows:
•The Almaden: During the year ended December 31, 2025, we recorded non-cash impairment charges of $28.5 million for The Almaden, reflecting a decline in the estimated fair value of the property below its carrying value. The decrease was primarily attributable to changes in valuation assumptions and softening market conditions in the San Jose central business district. Key factors contributing to the decline included an increase in the terminal cap and discount rates, lower occupancy levels at the building, increased market leasing costs, and reduced projected revenue due to lower market rents, slower projected rent growth, and reduced lease renewal expectations in the San Jose office market.
•Towers at Emeryville: During the year ended December 31, 2025, we recorded non-cash impairment charges of $16.3 million for the Towers at Emeryville, reflecting a decline in the estimated fair value of the property below its carrying value. The decrease was primarily attributable to changes in valuation assumptions and softening market conditions in the East Bay office sector. Key factors contributing to the decline included an increase in the terminal cap and discount rates, lower occupancy levels at the building, and an increase in general vacancy assumptions within the discounted cash flow model. The valuation also reflected lower projected revenue due to reduced effective rents and higher projected vacancy levels, consistent with broader trends in the East Bay office market, where vacancy rates have continued to rise amid slower leasing activity and elevated tenant turnover.
•60 South Sixth: During the year ended December 31, 2025, we recorded non-cash impairment charges of $20.7 million for 60 South Sixth, reflecting a decline in the estimated fair value of the property below its carrying value. The decrease was primarily attributable to changes in valuation assumptions. Key factors contributing to the decline included an increase in the terminal cap and discount rates, reflecting a more cautious investment outlook and higher required returns for office assets in the Minneapolis central business district. The valuation also utilized an increased stabilized vacancy assumption and reflected a modest decrease in in-place occupancy, consistent with the current occupancy at the building and broader market trends indicating softening demand and rising availability in the downtown Minneapolis office market.
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

During the year ended December 31, 2025, we recorded an unrealized gain on real estate equity securities of $6.2 million, and during the year ended December 31, 2024, we recorded unrealized losses on real estate equity securities of $11.2 million, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.
During the year ended December 31, 2024, we recognized a gain on extinguishment of debt of $56.4 million in connection with the deed-in-lieu of foreclosure transaction related to the 201 Spear Street Mortgage Loan. The gain on extinguishment of debt related to the 201 Spear Street Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $128.7 million and the carrying value of the real estate property and other assets of approximately $72.3 million, at the time of the transfer of the 201 Spear Street property and other assets in satisfaction of the loan. We did not record any gain on extinguishment of debt during the year ended December 31, 2025.
We recognized a gain on sale of real estate of $77.4 million during the year ended December 31, 2025 related to the dispositions of Sterling Plaza in July 2025 and Park Place Village in September 2025. We recognized a gain on sale of real estate of $53.1 million during the year ended December 31, 2024 related to the dispositions of the McEwen Building in February 2024 and Preston Commons in November 2024.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2025, 2024 and 2023, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2025	2024	2023
Net loss attributable to common stockholders	$(78,756)	$(10,851)	$(157,533)
Depreciation of real estate assets	81,963	94,580	97,331
Amortization of lease-related costs	13,938	16,626	17,904
Impairment charges on real estate	65,475	6,847	45,459
Unrealized (gain) loss on real estate equity securities	(6,173)	11,202	35,614
Gain on sale of real estate, net	(77,401)	(53,064)	—
FFO attributable to common stockholders (1)	(954)	65,340	38,775
Straight-line rent and amortization of above- and below-market leases, net	(6,350)	(9,009)	(8,404)
Gain from extinguishment of debt	—	(56,372)	—
Unrealized losses on derivative instruments	10,152	6,833	16,451
Gains related to swap terminations	—	(178)	—
MFFO attributable to common stockholders (1)	$2,848	$6,614	$46,822
_____________________
(1) FFO and MFFO for the year ended December 31, 2025 and 2024 include expenses of $1.1 million and $12.0 million, respectively, related to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts.
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
The calculation of the fair value of derivative instruments is complex and different inputs used in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments in the accompanying consolidated statements of operations. The valuation of our derivative instruments is based on a proprietary model using the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
Fourth Modification of the Modified Portfolio Revolving Loan Facility
On October 17, 2018, certain of our indirect wholly owned subsidiaries (the “Modified Portfolio Revolving Loan Borrowers”) entered into a loan facility (as subsequently modified and amended, the “Modified Portfolio Revolving Loan Facility”) with U.S. Bank National Association, as administrative agent (the “Modified Portfolio Revolving Loan Agent”). The current lenders under the Modified Portfolio Revolving Loan Facility are U.S. Bank National Association, Regions Bank, Citizens Bank, City National Bank and Associated Bank, National Association (the “Modified Portfolio Revolving Loan Lenders”). The Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Gateway Tech Center and 201 17th Street (the “Modified Portfolio Revolving Loan Properties”). Prior to the Fourth Modification Agreement (defined below), the Modified Portfolio Revolving Loan Facility had a maturity date of March 1, 2026.
On January 27, 2026, we, through the Modified Portfolio Revolving Loan Borrowers, entered into a fourth modification agreement (the “Fourth Modification Agreement”) with the Modified Portfolio Revolving Loan Agent and the Modified Portfolio Revolving Loan Lenders to extend the maturity date of the Modified Portfolio Revolving Loan Facility to March 25, 2026 (the “Extended Maturity Date”), subject to the satisfaction of certain terms and conditions contained in the Fourth Modification Agreement, some of which conditions are not in our sole control, including our taking identified actions relating to our portfolio. Our failure to satisfy certain of these conditions will result in the Extended Maturity Date not being available and the maturity date of March 1, 2026 being reinstated. The Fourth Modification Agreement further provides that subject to the satisfaction of certain terms and conditions contained in the Fourth Modification Agreement, some of which conditions are not in our sole control, the maturity date of the loan may be further extended up to, but no later than, April 15, 2026. Notwithstanding the foregoing, the Fourth Modification Agreement provides that at any time following March 1, 2026, an immediate event of default will result under the Modified Portfolio Revolving Loan Facility two business days following our failure to meet certain conditions of the Fourth Modification Agreement.
Additionally, pursuant to the Fourth Modification Agreement, with respect to the Modified Portfolio Revolving Loan Properties, we agreed (i) to limit the amount of asset management fees that we may pay to our advisor, to 90% of the asset management fees associated with the Modified Portfolio Revolving Loan Properties (with the remaining 10% of the asset management fees associated with the Modified Portfolio Revolving Loan Properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full) and (ii) that we will not pay any disposition fees to our advisor related to the Modified Portfolio Revolving Loan Properties without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of the Modified Portfolio Revolving Loan Properties (with any remaining disposition fees payable to our advisor related to the Modified Portfolio Revolving Loan Properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full).
We continue to work with the Modified Portfolio Revolving Loan Agent to reach a longer-term extension of the Modified Portfolio Revolving Loan Facility, though there can be no assurance as to the certainty or timing of a longer-term extension.

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
The table below summarizes the outstanding principal balance, interest rate or weighted-average contractual interest rates and fair value for our notes payable for each category; and the notional amounts, average pay rates, average receive rates and fair value of our derivative instruments, based on maturity dates as of December 31, 2025 (dollars in thousands):

	Maturity Date					Total Value or Notional Amount
	2026	2027	2028	2029	2030		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$500,000	$—	$—	$—	$—	$500,000	$764
Average pay rate (1)	2.8%	—%	—%	—%	—%	2.8%
Average receive rate (2)	3.7%	—%	—%	—%	—%	3.7%

Liabilities
Notes payable, principal outstanding
Fixed Rate	$116,880	$—	$—	$—	$—	$116,880	$110,200
Interest rate	7.5%	—%	—%	—%	—%	7.5%
Variable Rate	$751,267	$425,247	$—	$—	$—	$1,176,514	$1,164,376
Weighted-average contractual interest rate (3)	6.6%	6.7%	—%	—%	—%	6.6%

Derivative Instruments
Interest rate swaps, notional amount	$500,000	$—	$—	$—	$—	$500,000	$407
Average pay rate (1)	3.7%	—%	—%	—%	—%	3.7%
Average receive rate (2)	3.7%	—%	—%	—%	—%	3.7%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the one-month Term SOFR rate as of December 31, 2025.
(3) The weighted-average contractual interest rate represents the actual interest rate in effect as of December 31, 2025, consisting of the contractual interest rate and using interest rate indices as of December 31, 2025, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2025, the fair value of our fixed rate debt was $110.2 million and the outstanding principal balance of our fixed rate debt was $116.9 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of December 31, 2025. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2025, we were exposed to market risks related to fluctuations in interest rates on $176.5 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $1.0 billion of our variable rate debt. All of our interest rate swap agreements will mature during the 12 months ending December 31, 2026. Based on interest rates as of December 31, 2025, and with the consideration of the maturity dates of our interest rate swap agreements, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2026, interest expense on our variable rate debt would increase or decrease by $7.0 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of December 31, 2025 were 7.5% and 6.2%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of December 31, 2025 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2025 where applicable.
Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, our lenders have required higher interest rate spreads compared to the terms in the loans that have been refinanced or extended. We utilize interest rate swaps to manage interest rate risk, and in particular fluctuations in the variable rate, namely SOFR, but these interest rate swaps will not mitigate any risk related to higher interest rate spreads. Additionally, we have entered into various interest rate swap agreements that are currently below market and as those swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future. For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets.”
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
As of December 31, 2025, we held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT as of that date. As of December 31, 2025, the aggregate value of our investment in the units of the SREIT was $46.8 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.197 per unit as of December 31, 2025, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.683 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. Based solely on the closing price per unit of the SREIT units as of December 31, 2025, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $4.7 million.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age (1)
Charles J. Schreiber, Jr.	Chief Executive Officer, President and Director	74
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	48
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	61
Marc DeLuca	Chairman of the Board and Director	56
Stuart A. Gabriel, Ph.D.	Independent Director	72
Robert Milkovich	Independent Director	66
Ron D. Sturzenegger	Independent Director	66
_____________________
(1) As of March 1, 2026.
Charles J. Schreiber, Jr. is our Chief Executive Officer and one of our directors, positions he has held since January 2010 and December 2009, respectively. In August 2019, he was also elected as our President, and he served as our Chairman of the Board from January 2010 until November 2022. Mr. Schreiber is the Chairman and President of our advisor, and he served as the Chief Executive Officer of our advisor from October 2004 through December 2021. Until the liquidation of KBS Growth & Income REIT in August 2024, he was the Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he held since January 2015. From August 2019 until August 2024, Mr. Schreiber was also President of KBS Growth & Income REIT. Until the liquidation of KBS REIT II in May 2023, Mr. Schreiber was Chairman of the Board, Chief Executive Officer, President and a director of KBS REIT II, positions he held since August 2007, August 2007, August 2019 and July 2007, respectively. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 50% interest in KBS Holdings LLC (“KBS Holdings”), which is the sole owner of our advisor and our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 50% interest of KBS Holdings held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings is the sponsor of our company and was a sponsor of KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT I”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”) and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2008, 2009, 2013 and 2015, respectively.
Mr. Schreiber is the Chairman and President of KBS Realty Advisors and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2025, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $29.7 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, Pacific Oak Strategic Opportunity REIT I (advisory agreement terminated as of October 31, 2019), KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated as of October 31, 2019) and KBS Growth & Income REIT. Through October 31, 2019, our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT (the “SREIT”), both Singapore real estate investment trusts.
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

In addition, from July 2018 until February 2022, Mr. Schreiber served as Chairman of the Board and a director for Prime US REIT Management Pte. Ltd. (f/k/a KBS US Prime Property Management Pte. Ltd.), which is the external manager of the SREIT (SGX-ST Ticker: OXMU). Mr. Schreiber holds an indirect ownership interest in Prime US REIT Management Pte. Ltd. and KBS Asia Partners Pte. Ltd., which is the sponsor of the SREIT.
Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 50 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to forming the first KBS-affiliated investment advisor in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly formed Real Estate Department in the USC Graduate School of Business. He has served as an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development and has served as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts. He is also a member of the National Council of Real Estate Investment Fiduciaries. Mr. Schreiber has served as a member of the Board of Directors and Executive Committee of The Irvine Company from August 2016 through 2024.
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 50 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In July 2018, he was also elected our Treasurer and Secretary. He has also served as the Chief Financial Officer of our advisor since June 2015. Until the liquidation of KBS REIT II in May 2023, Mr. Waldvogel was its Chief Financial Officer, Treasurer and Secretary, positions he held from June 2015, August 2018 and August 2018, respectively. Until the liquidation of KBS Growth & Income REIT in August 2024, he was also its Chief Financial Officer, Treasurer and Secretary, positions he held from June 2015, April 2017 and April 2017, respectively. From June 2015 until November 2019, he also served as the Chief Financial Officer, Treasurer and Secretary of Pacific Oak Strategic Opportunity REIT I and Pacific Oak Strategic Opportunity REIT II. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018. In January 2022, Mr. Waldvogel was also appointed the Chief Financial Officer of KBS Realty Advisors.
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

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2010. In July 2018, she was also elected our Assistant Secretary. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor, a position she has held since October 2008. Ms. Yamane served as the Chief Accounting Officer of KBS Growth & Income REIT from January 2015 until its liquidation in August 2024. She also served as the Chief Accounting Officer of KBS REIT II from October 2008 until KBS REIT II’s liquidation in May 2023. From August 2009 until November 2019 and from February 2013 until November 2019, she served as Chief Accounting Officer of Pacific Oak Strategic Opportunity REIT I and Pacific Oak Strategic Opportunity REIT II, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008 she served as Controller of KBS REIT I.
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
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 30 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Marc DeLuca is our Chairman of the Board and one of our directors, positions he had held since November 2022. Since January 2022, Mr. DeLuca has been the Chief Executive Officer of our advisor and KBS Realty Advisors, each nationally recognized real estate investment advisory firms. He has also served as the Regional President, Eastern Region, of our advisor and KBS Realty Advisors since November 2013. As Chief Executive Officer of our advisor and KBS Realty Advisors, Mr. DeLuca directs business activities and oversees all KBS operations including the acquisition and management of individual investments and portfolios of income-producing real estate assets. Mr. DeLuca is also responsible for all acquisitions, dispositions and asset management activities in the eastern United States, is a member of the Executive Committee and is chairman of the KBS Investment Committee that reviews and approves all new investments for the firm. In November 1999, Mr. DeLuca joined ING Clarion Partners, and from January 2009 to September 2013 he served as a managing director at ING Clarion Partners and was responsible for acquisitions and dispositions for the Mid-Atlantic region from Delaware to South Florida. Prior to that time, from May 1996 to November 1999, Mr. DeLuca worked at SFRE Management, where he directed all aspects of property management operations, including financial administration, marketing, leasing, disposition, and renovation, for a $1.4 billion portfolio. From January 1994 to April 1996, Mr. Deluca managed the operations of a multimillion-dollar commercial and residential real estate portfolio for American Property Services. Mr. DeLuca graduated from George Washington University with a Bachelor of Science degree in economics and public policy and earned a Master of Science degree in real estate from Johns Hopkins University.
The board of directors has concluded that Mr. DeLuca is qualified to serve as a director for reasons including his extensive industry and leadership experience. With more than 32 years of experience in the acquisition, management and disposition of real estate assets, Mr. DeLuca has the depth and breadth of experience to implement our business strategy. As Chief Executive Officer of our advisor, Mr. DeLuca is well-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters.

Stuart A. Gabriel, Ph.D. is one of our independent directors and is chair of the audit committee, positions he has held since September 2010 and August 2018, respectively. Professor Gabriel was an independent director and chair of the audit committee of KBS REIT II, positions he held from March 2008 and August 2018, respectively, until KBS REIT II’s liquidation in May 2023. Professor Gabriel was an independent director of KBS REIT I from June 2005 until its liquidation in December 2018. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA, he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at UCLA and USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of seven academic journals. Since March 2016, Professor Gabriel has served on the board of directors of KB Home and is a member of its audit committee. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. From 1986 through 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.
The board of directors has concluded that Professor Gabriel is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to the board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KB Home and as a former director of KBS REIT I and KBS REIT II, he also has an understanding of the requirements of serving on a public company board.
Robert Milkovich is one of our independent directors, a position he has held since November 2022. Currently, Mr. Milkovich serves as the Chief Operating Officer of Rock Spring Contracting, a leading subcontractor in drywall, mission critical demolition, demountable walls and raised flooring in the Washington, D.C. metro area and throughout the Southeast. From January 2019 through December 2023, Mr. Milkovich served as Chief Executive Officer and member of the board of directors of rand* construction corporation, a premier general contractor specializing in commercial tenant interiors. He was responsible for developing, leading and communicating rand*’s short and long-term strategies, creating and implementing the company’s vision, mission and culture, and overseeing all major operating businesses within rand*. Mr. Milkovich has over 30 years of commercial real estate and leadership experience in the greater Washington, D.C. area as well as elsewhere in the country. From November 2015 to October 2017, Mr. Milkovich was Chief Executive Officer, President, and Trustee of First Potomac Realty Trust (“First Potomac”), a then publicly traded REIT (NYSE:FPO) focusing on office properties, and he also served as First Potomac’s Chief Operating Officer from June 2014 to October 2017. Prior to joining First Potomac, he served, from 2012 to 2014, as President and Head of the Investment Committee of Spaulding & Slye Investments, a comprehensive real estate services and investment company that is a wholly owned subsidiary of JLL. He also served as Regional Director of Archon Group, L.P., an investment arm of the Merchant Banking Division of Goldman Sachs, which he joined in 2004, where he spearheaded the asset management of $2 billion for its Merchant Bank, Special Situations Group, and other parts of the firm, in addition to generating investment opportunities. Mr. Milkovich also previously served as Market Managing Director for CarrAmerica Realty Corporation, a then publicly traded office REIT headquartered in Washington, D.C., with primary responsibilities including overseeing asset management, development activities, portfolio investments and acquisition efforts. Mr. Milkovich also serves on the board of the Boomer Esiason Foundation and was a past president of The Real Estate Group in Washington, D.C. Mr. Milkovich graduated with a B.S. in Business Management from the University of Maryland.
The board of directors has concluded that Mr. Milkovich is qualified to serve as an independent director for reasons including his extensive experience in commercial real estate, his relationships in the commercial real estate industry, his current experience as the Chief Operating Officer of Rock Spring Contracting as well as his experience as the former Chief Executive Officer and member of the board of directors of rand* construction corporation, his experience as the former Chief Executive Officer, President and Trustee of First Potomac and his experience serving as President and Head of the Investment Committee of Spaulding & Slye Investments. His over 30 years of commercial real estate and leadership experience are of great benefit to our company and make him well-positioned to advise the board of directors.

Ron D. Sturzenegger is one of our independent directors, a position he has held since August 2019. From September 2019 until KBS REIT II’s liquidation in May 2023, Mr. Sturzenegger also served as an independent director of KBS REIT II. Mr. Sturzenegger has over 30 years of experience in the real estate industry through his career at major financial institutions. From July 2014 to January 2018, Mr. Sturzenegger was Enterprise Business & Community Engagement Executive at Bank of America, responsible for leading Bank of America’s strategy to integrate the delivery of its products and services to customers and clients in 90 key U.S. markets. In his role overseeing Enterprise Business & Community Engagement, he was responsible for driving global integration opportunities across the enterprise. In addition, Mr. Sturzenegger led Bank of America’s strategy through which leaders representing all the company’s various businesses in a given market or community worked together to integrate the delivery of products and services for customers and clients, including the oversight of the Market Presidents Organization.
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
Since January 2020, Mr. Sturzenegger has served on the board of trustees of StepStone Private Markets. He is a member of its audit committee, independent trustees committee and nominating and governance committee and serves as the chair of its independent trustees committee. Since June 2022, Mr. Sturzenegger has served on the board of trustees of StepStone Private Venture and Growth Fund. He is a member of its audit committee, independent trustees committee and nominating and governance committee and serves as the chair of its independent trustees committee. Since June 2023, Mr. Sturzenegger has served on the board of trustees of StepStone Private Infrastructure Fund. He is a member of its audit committee, independent trustees committee and nominating and governance committee and serves as the chair of its independent trustees committee. Since February 2024, Mr. Sturzenegger has served on the board of trustees of StepStone Private Credit Income Fund. He is a member of its audit committee, independent trustees committee and nominating and governance committee and serves as the chair of its independent trustees committee. Since May 2025, Mr. Sturzenegger has served on the board of trustees of StepStone Private Equity Strategies Fund. He is a member of its audit committee, independent trustees committee and nominating and governance committee and serves as the chair of its independent trustees committee. Additionally, from March 2025 to February 2026, Mr. Sturzenegger served as an independent trustee of the Board of Elme Communities and was a member of the audit committee, corporate governance/nominating committee and transaction committee of its Board. Mr. Sturzenegger serves on the Executive Committee for the policy advisory board for the Fisher Center for Real Estate & Urban Economics. He is a member of the advisory board of the Stanford Professionals in Real Estate. Mr. Sturzenegger and his wife previously served as Chairs of the Parents’ Advisory Board for Stanford University. Mr. Sturzenegger holds a Bachelor of Science Degree in Industrial Engineering from Stanford University and an MBA from Harvard Business School.
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

The members of the audit committee are Stuart A. Gabriel, Ph.D. (chair), Robert Milkovich and Ron D. Sturzenegger. The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All of the members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that all of the members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbsreitiii.com.
Insider Trading Policies
Our Code of Conduct and Ethics includes insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors and officers and the managers, officers and employees of our advisor and its affiliates who provide services to us, which policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our Code of Conduct and Ethics is filed as an exhibit to this Annual Report and is available on our website at www.kbsreitiii.com.
While there is no insider trading policy with respect to our company itself, we comply with all applicable securities laws when transacting in our own securities.
We currently do not grant stock options and as such we have not adopted a policy regarding the timing of awards of options.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence – Report of the Conflicts Committee – Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates, including information regarding future payments by our advisor to its employees under our advisor’s employee retention program that are reimbursed by us from the Bonus Retention Fund.
Compensation of Directors
If a director is also one of our executive officers or an executive officer of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. All of our executive officers, Messrs. Schreiber and Waldvogel and Ms. Yamane, and our affiliated directors, Messrs. Schreiber and DeLuca, are also officers, directors, managers and/or holders of a direct or indirect controlling interest in our advisor, and through our advisor, these persons are involved in recommending the compensation to be paid to our independent directors. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence – Report of the Conflicts Committee – Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates, including information regarding future payments by our advisor to its employees under our advisor’s employee retention program that are reimbursed by us from the Bonus Retention Fund.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2025.

Name	Fees Earned or Paid in Cash in 2025	All Other Compensation	Total
Marc DeLuca (1)	$—	$—	$—
Stuart A. Gabriel, Ph.D.	165,000	—	165,000
Robert Milkovich	155,000	—	155,000
Ron D. Sturzenegger	165,000	—	165,000
Charles J. Schreiber, Jr. (1)	—	—	—
_____________________
(1) Director who is also one of our executive officers or an executive officer of our advisor and does not receive compensation for services rendered as a director.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
As of December 31, 2025, we did not have an equity compensation plan or individual compensation arrangements under which our equity securities are authorized for issuance to our executive officers or directors.
Stock Ownership
The following table shows, as of March 24, 2026, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
KBS Capital Advisors LLC	20,857 (3)	*
Marc DeLuca, Chairman of the Board and Director	—	—
Stuart A. Gabriel, Ph.D., Independent Director	—	—
Robert Milkovich, Independent Director	—	—
Charles J. Schreiber, Jr., Chief Executive Officer, President and Director	20,857 (3)	*
Ron D. Sturzenegger, Independent Director	—	—
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer and Assistant Secretary	—	—
All executive officers and directors as a group	20,857 (3)	*
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
(3) Includes 20,857 shares owned by KBS Capital Advisors, which is indirectly controlled by Charles J. Schreiber, Jr.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The Board of Directors
We operate under the direction of the board of directors. The board of directors oversees our operations and makes all major decisions concerning our business.
The board of directors currently is composed of Mr. Schreiber, who indirectly controls our sponsor and our advisor and who is one of our executive officers; Mr. DeLuca, the Chief Executive Officer of our advisor; and three independent directors that meet the independence criteria as specified in our charter. We currently have five seats on our board of directors.
Our charter provides that a majority of the seats on the board of directors will be for independent directors. The board composition and the corporate governance provisions in our charter ensure strong oversight by independent directors. The board of directors’ two committees, the audit committee and the conflicts committee, are composed entirely of independent directors.

Director Independence
A majority of our board of directors, Messrs. Gabriel, Milkovich and Sturzenegger, meet the independence criteria as specified in our charter. Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our sponsor, KBS Holdings, or our advisor, KBS Capital Advisors. A director is deemed to be associated with our sponsor or our advisor if he or she (i) owns an interest in our sponsor, our advisor or any of their affiliates; (ii) is employed by our sponsor, our advisor or any of their affiliates; (iii) is an officer or director of our sponsor, our advisor or any of their affiliates, (iv) performs services, other than as a director, for us; (v) is a director for more than three REITs organized by our sponsor or advised by our advisor; or (vi) has any material business or professional relationship with our sponsor, our advisor or any of their affiliates. A business or professional relationship will be deemed material per se if the annual gross revenue derived by the director from our sponsor, our advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our sponsor, our advisor or any of their affiliates.
In addition, and although our shares are not listed for trading on any national securities exchange, all of our independent directors are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Stuart A. Gabriel, Ph.D., Robert Milkovich and Ron D. Sturzenegger each satisfies the New York Stock Exchange independence standards.
The Conflicts Committee
The members of the conflicts committee are Stuart A. Gabriel, Ph.D., Robert Milkovich and Ron D. Sturzenegger (chair), all of whom are independent directors. Our charter empowers the conflicts committee to act on any matter permitted under Maryland law if the matter at issue is such that the exercise of independent judgment by directors who are affiliates of our advisor could reasonably be compromised. Among the duties of the conflicts committee are the following:
•reviewing and reporting on our policies;
•approving transactions with affiliates and reporting on their fairness to us;
•supervising and evaluating the performance and compensation of our advisor;
•reviewing our expenses and determining that they are reasonable and within the limits prescribed by our charter;
•approving borrowings in excess of the total liabilities limit set forth in our charter; and
•discharging the board of directors’ responsibilities relating to compensation.
The primary responsibilities of the conflicts committee are enumerated in our charter. The conflicts committee does not have a separate committee charter.
Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our common stockholders and other stakeholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. On March 15, 2024, we terminated our dividend reinvestment plan. We did not sell any securities or incur any offering expenses during the year ended December 31, 2025.
Portfolio Management and Disposition Policies. As of February 28, 2026, we owned 12 office properties and an investment in the equity securities of the SREIT.
We have acquired and manage a diverse portfolio of core real estate properties. Our primary investment focus was core office properties located throughout the United States.
When making an acquisition, we emphasized the performance and risk characteristics of that investment, how that investment would fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compared to the returns and risks of available investment alternatives.
We hold fee title to our real estate properties.

Our advisor develops a well-defined exit strategy for each investment we make and periodically performs a hold-sell analysis on each asset. These periodic analyses focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would maximize value for our common stockholders and other stakeholders. Economic and market conditions may influence us to hold our assets for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us, if it is required to meet maturing debt obligations or loan paydowns, or if the sale of the asset would otherwise be in the best interests of our common stockholders and other stakeholders.
We sold one office property and one mixed-use office/retail property during the year ended December 31, 2025. On January 27, 2026, we entered into a purchase and sale agreement with a purchaser unaffiliated with us or our advisor for the sale of Gateway Tech Center. There can be no certainty that we will complete the sale of Gateway Tech Center.
As discussed under “– Borrowing Policies” below, our loan agreements require us to sell two properties in 2025 (which we completed), three properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we own several assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets. For more information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our primary objective is to maximize the long-term value of our company for all of our common stockholders and other stakeholders. To that end, our current goals and objectives are to effectively manage our loan maturity and loan paydown schedule, efficiently manage our real estate portfolio through the economic downturn in order to maximize the long-term portfolio value, and monitor the office market and properties in the portfolio for beneficial sale opportunities in order to maximize value and further enhance liquidity. See “Forward-Looking Statements” and “Summary Risk Factors” preceding Part I and Part I, Item 1A, “Risk Factors.”
Borrowing Policies. We financed our real estate acquisitions with a combination of the proceeds received from our now-terminated initial public offering and debt. We may use proceeds from borrowings to maintain liquidity and to fund property improvements, repairs and tenant build-outs to properties; for other capital needs; to refinance existing indebtedness; and to provide working capital. We have also funded distributions to stockholders and redemptions of common stock with borrowings. Our investment strategy is to utilize primarily secured debt to finance our investment portfolio, though from time to time we also use unsecured debt.
Since February 2024, we have refinanced, restructured or extended $1.4 billion of maturing debt obligations. As of February 28, 2026, we had debt obligations in the aggregate principal amount of $1.3 billion, with a weighted-average remaining term of 0.6 years.

In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio. As of February 28, 2026, we have $1.3 billion of loan maturities and required principal paydowns during the next 12 months. Our loan agreements require us to sell two properties in 2025 (which we completed), three properties in 2026 and up to four properties in 2027. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements. For more information about our outstanding debt obligations and liquidity needs, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern Considerations”; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”; and Note 8, “Notes Payable” and Note 14, “Subsequent Events” to our consolidated financial statements in this Annual Report.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow with respect to any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves) meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, the conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of February 28, 2026, our borrowings and other liabilities were approximately 54% of the cost (before deducting depreciation and other noncash reserves) and 56% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value and our leverage may exceed 75% of the fair value of our tangible assets.
Policy Regarding Distributions and Redemptions. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to pay any dividends or distributions or redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We terminated our share redemption program on March 15, 2024. We are unable to predict when or if we will be in a position to pay distributions to or provide liquidity to our stockholders. If and when we pay distributions, we will likely fund distributions from the sale of assets.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update periodically during the year. As of February 28, 2026, six of our debt facilities (representing $1.3 billion of our outstanding debt that are secured by 12 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2025 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2025, total operating expenses represented approximately 0.9% and 232.3% of our average invested assets and our net income, respectively.

Allocation Policy. Although we currently do not intend to acquire additional real estate investments, in connection with the Singapore Transaction (defined under “– Certain Transactions with Related Persons – Singapore Transaction”), our board of directors and conflicts committee adopted an asset allocation process (the “Allocation Process”) proposed by our advisor and KBS Realty Advisors. The Allocation Process is currently among us and the SREIT. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise between the SREIT and us, upon the listing of the SREIT on the SGX-ST on July 19, 2019, potential asset acquisitions that meet all of the following criteria would be offered first to the SREIT:
•Class A office building;
•Purchase price of at least $125.0 million;
•Average occupancy of at least 90% for the first two years based on contractual in-place leases; and
•Stabilized property investment yield that is generally supportive of the distributions per unit of the SREIT.
To the extent the SREIT does not have the funds to acquire the asset or to the extent the external manager of the SREIT decides to forego the acquisition opportunity, such asset may then be offered to us at the discretion of our advisor.
Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our advisor’s Director of Internal Audit, via the Ethics Hotline or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2025 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. All of our executive officers and our affiliated directors are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC, the entity that acted as the dealer manager for our public offering (“KBS Capital Markets Group”), and other affiliated KBS entities. Charles J. Schreiber, Jr. is our Chief Executive Officer, our President and an affiliated director. Our advisor and KBS Capital Markets Group are owned and controlled by KBS Holdings, our sponsor. Charles J. Schreiber, Jr. indirectly controls our sponsor and our advisor.

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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a term expiring September 27, 2026, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2025 through the most recent date practicable, which was February 28, 2026, we compensated our advisor as set forth below.
For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto (but excludes acquisition fees paid to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment (but excluding acquisition fees paid to our advisor). With respect to investments in loans and any investments other than real property, the asset management fee is a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment (excluding acquisition or origination fees paid to our advisor), as of the time of calculation. We currently do not pay any asset management fees in connection with our investment in the equity securities of the SREIT.

On November 22, 2024, our advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among KBS REIT Properties III, LLC, our indirect wholly owned subsidiary (“REIT Properties III”), the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”). Pursuant to the Subordination Agreement, our advisor agreed that payment of certain asset management fees owed by us to our advisor pursuant to the advisory agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to our advisor associated with five of our real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that we may pay our advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full. Additionally, pursuant to the Fourth Modification Agreement (as defined in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Fourth Modification of the Modified Portfolio Revolving Loan Facility”), with respect to 515 Congress, Gateway Tech Center and 201 17th Street, we agreed to limit the amount of asset management fees that we may pay to our advisor to 90% of the asset management fees associated with 515 Congress, Gateway Tech Center and 201 17th Street (with the remaining 10% of the asset management fees associated with these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full).
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
Notwithstanding the foregoing, on November 8, 2022, we and our advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, we paid $1.15 million of the monthly asset management fee to our advisor in cash and we deposited the remainder of the monthly asset management fee into an interest bearing account in our name, which amounts will be paid to our advisor from such account solely as reimbursement for payments made by our advisor pursuant to our advisor’s employee retention program (such account, the “Bonus Retention Fund”). This Bonus Retention Fund was established in order to incentivize and retain key employees of our advisor. The Bonus Retention Fund was fully funded in December 2023, when we had deposited $8.5 million in cash into such account. Following such time and except as described herein, the monthly asset management fee became fully payable in cash to our advisor. Our advisor has acknowledged and agreed that payments by our advisor to employees under our advisor’s employee retention program that are reimbursed by us from the Bonus Retention Fund will be conditioned on (a) our liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of us in which (i) we are not the surviving entity and (ii) our advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of our assets; (d) the non-renewal or termination of the advisory agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the advisory agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of our executive officers, Mr. Waldvogel and Ms. Yamane, and one of our directors, Mr. DeLuca, participate in our advisor’s employee retention program, and our advisor has allocated awards of $725,000, $325,000, and $1,000,000 to Mr. Waldvogel, Ms. Yamane and Mr. DeLuca, respectively, from the Bonus Retention Fund, which awards would only be paid as set forth above. We have not made any payments to our advisor from the Bonus Retention Fund as of February 28, 2026.

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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described in the paragraph above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to February 28, 2026.
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
From January 1, 2025 through February 28, 2026, we incurred $20.6 million in asset management fees. From January 1, 2025 through February 28, 2026, we paid $19.4 million in asset management fees, none of which related to asset management fees incurred in prior periods. As of February 28, 2026, we had accrued $19.8 million of asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million of asset management fees were restricted for payment pursuant to the advisory agreement related to the Bonus Retention Fund, and (iii) $1.6 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of February 28, 2026, we had $1.2 million of asset management fees that were payable related to asset management fees incurred for the month of February 2026, which were subsequently paid in March 2026.

Under the advisory agreement, our advisor has the right to seek reimbursement from us for all costs and expenses it incurs in connection with the provision of services to us, including our allocable share of our advisor’s overhead (such as rent, employee costs and utilities), internal audit personnel costs, internal audit consulting costs, accounting software costs, environmental, social and governance costs and cybersecurity costs. With respect to employee costs, and other than future payments pursuant to the Bonus Retention Fund, at this time our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. We currently do not reimburse our advisor for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund, we do not reimburse our advisor for the salaries and benefits our advisor or its affiliates may pay to our executive officers or our directors that are affiliated with our advisor.
From January 1, 2025 through February 28, 2026, we reimbursed our advisor for $0.6 million of operating expenses (of which $0.1 million was payable as of February 28, 2026), including $0.2 million of our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. We also reimburse our advisor for certain of our direct costs incurred from third parties that were initially paid by our advisor on behalf of us.
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
Notwithstanding the foregoing, our advisor has agreed to reduce and defer certain disposition fees. On October 11, 2024, in connection with an amendment to the Amended and Restated Portfolio Loan Facility, we and our advisor amended the advisory agreement to reduce the disposition fee payable in connection with the sale of Preston Commons to $0.5 million and to defer payment of the disposition fee to December 1, 2025. On December 5, 2025, the disposition fee related to the sale of Preston Commons was paid to our advisor.
Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower, our advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to our advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent. Pursuant to the Fourth Modification Agreement, we agreed not to pay any disposition fees to our advisor related to 515 Congress, Gateway Tech Center and 201 17th Street without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of such properties (with any remaining disposition fees payable to our advisor related to these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full).
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
From January 1, 2025 through February 28, 2026, we sold one office property and one mixed-use office/retail property and incurred $1.5 million of disposition fees related to the sales of these two properties, all of which had been paid as of February 28, 2026. Additionally, as noted above, the $0.5 million disposition fee related to the sale of Preston Commons in November 2024 was paid on December 5, 2025.

In connection with our initial public offering, Messrs. Peter M. Bren, Schreiber, Keith D. Hall and Peter McMillan III agreed to provide additional indemnification to one of the participating broker-dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure the obligations of Messrs. Bren, Hall, McMillan and Schreiber under this indemnification agreement in exchange for reimbursement to us by Messrs. Bren, Hall, McMillan and Schreiber for all costs, expenses and premiums related to this supplemental coverage, which does not dilute the directors and officers liability insurance coverage for the KBS entities. From January 1, 2025 through February 28, 2026, our advisor had incurred $0.1 million for the costs of the supplemental coverage obtained by us, all of which had been paid to the insurer or reimbursed to us as of February 28, 2026.
The conflicts committee considers our relationship with our advisor, our sponsor and their affiliates during 2025 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We entered into a fee reimbursement agreement with KBS Capital Markets Group pursuant to which we agreed to reimburse KBS Capital Markets Group for certain fees and expenses it incurs for administering our participation in the Depository Trust Clearing Corporation (“DTCC”) Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2025 through February 28, 2026, we incurred $35,000 of costs and expenses related to this agreement, of which $8,000 was payable as of February 28, 2026.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair. We believe that the reimbursements paid to KBS Capital Markets Group allowed us to provide necessary services to certain accounts of our stockholders serviced through the platform.
Our Relationship with other KBS-Affiliated Entities. On May 29, 2015, our indirect wholly owned subsidiary that owns 3003 Washington Boulevard (the “Lessor”) entered into a lease with an affiliate of our advisor (the “Lessee”) for 5,046 rentable square feet, or approximately 2.4% of the total rentable square feet, at 3003 Washington Boulevard. The lease commenced on October 1, 2015 and was amended on March 14, 2019 to extend the lease period commencing on September 1, 2019 and terminating on August 31, 2024 and set the annual base rent during the extension period. On August 12, 2024, the Lessor entered into a Second Amendment to Deed of Office Lease (the “Second Amended Lease”) with the Lessee to extend the lease period commencing on September 1, 2024 and expiring on November 30, 2029, unless terminated earlier in accordance with certain terms and conditions contained therein, and set the annual base rent during the extension period. The annualized base rent for the Second Amended Lease is approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Second Amended Lease is $53.75 per square foot.
From January 1, 2025 through February 28, 2026, we recognized $325,000 of rental income related to the Second Amended Lease. Prior to their approval of the lease and each amendment, our conflicts committee and board of directors determined the lease and each amendment were fair and reasonable to us.
Insurance Program. As of January 1, 2025, we, together with KBS Capital Markets Group, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2025, we renewed our participation in the program. The program is effective through June 30, 2026. The conflicts committee believes the insurance program with our affiliates is fair.

Singapore Transaction. On July 18, 2019, we sold 11 of our properties (the “Singapore Portfolio”) to various subsidiaries of the SREIT, a Singapore real estate investment trust that listed on the Singapore Exchange Securities Trading Limited (the “SGX-ST”) (SGX-ST Ticker: OXMU) on July 19, 2019, and on July 19, 2019, we, through an indirect wholly owned subsidiary, REIT Properties III, acquired 307,953,999 units in the SREIT at a price of $0.88 per unit representing a 33.3% ownership interest in the SREIT (together, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering. On November 9, 2021, REIT Properties III sold 73,720,000 units in the SREIT for $58.9 million, net of fees and costs, pursuant to a block trade. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. On October 6, 2025, the SREIT issued additional units related to a private placement transaction, which reduced our ownership in the SREIT. As of March 11, 2026, REIT Properties III held 237,426,088 units of the SREIT, which represented 16.5% of the outstanding units of the SREIT as of that date. As of March 11, 2026, the aggregate value of our investment in the units of the SREIT was $42.5 million, which was based solely on the closing price of the units on the SGX-ST of $0.179 per unit as of March 11, 2026, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold.
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
Also in connection with the Singapore Transaction, our board of directors and conflicts committee adopted the Allocation Process. See above, “—Review of Our Policies – Allocation Policy.”
The conflicts committee reviewed and approved the fairness of the Singapore Transaction and the conflicts committee believes that the Allocation Process is fair.
No Other Transactions. From January 1, 2025 through February 28, 2026, no other transactions occurred between us and KBS Capital Markets Group, our advisor or other KBS-affiliated entities.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
Conflicts Committee Determination
The conflicts committee has examined the fairness of the transactions described above, and has determined that all such transactions are fair and reasonable to us. The conflicts committee has also determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our common stockholders and other stakeholders because they provide us with the highest likelihood of achieving our investment objectives.

March 11, 2026	The Conflicts Committee of the Board of Directors: Ron D. Sturzenegger (chair), Stuart A. Gabriel, Ph.D. and Robert Milkovich

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2025, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2025 and 2024, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2025 and 2024, are set forth in the table below.

	2025	2024
Audit fees	$905,000	$887,500
Audit-related fees	—	—
Tax fees	137,000	141,554
All other fees	7,200	7,200
Total	$1,049,200	$1,036,254

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:
•Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.
•Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•Tax fees – These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All other fees – These are fees for any services not included in the above-described categories. These include the cost of our annual subscription to our independent registered public accounting firm’s online accounting, tax and regulatory reference tool.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-42 through F-43 of this report:
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-164703, filed August 20, 2010

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 12, 2021

10.1.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2024, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed September 27, 2024

10.1.2
Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of October 11, 2024, incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.1.3
Amendment No. 2 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of December 20, 2024, incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.1.4
Amendment No. 3 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of February 6, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed May 12, 2025

10.1.5
Advisory Agreement Renewal Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2025, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 29, 2025

10.2
Management Fee and Disposition Fee Subordination Agreement, by KBS Capital Advisors LLC in favor of U.S. Bank National Association, dated as of November 22, 2024, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.3.1
Short Term Extension Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., effective as of January 23, 2025, incorporated by reference to Exhibit 10.3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed May 12, 2025

Ex.	Description

10.3.2
Eighth Loan Modification Agreement, including Conformed Loan Agreement, by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC, KBS REIT Properties III, LLC and Bank of America, N.A., effective as of February 6, 2025, incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed May 12, 2025

10.3.3
Amended and Restated Guaranty Agreement by and between KBS REIT Properties III, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.4
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Zions Bancorporation, N.A. (FKA ZB, N.A.) DBA California Bank & Trust, dated as of November 3, 2021, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.5
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Capital One, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.6
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Regions Bank, dated as of November 3, 2021, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.7
Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and PNC Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.8
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Bank of America, N.A., dated as of November 3, 2021, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.9
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and U.S. Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.10
Second Amended and Restated Promissory Note by and among KBSIII 60 South Sixth Street, LLC, KBSIII Preston Commons, LLC, KBSIII Sterling Plaza, LLC, KBSIII Towers at Emeryville, LLC, KBSIII Ten Almaden, LLC, KBSIII Legacy Town Center, LLC and Wells Fargo Bank, National Association, dated as of November 3, 2021, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 31, 2022

10.3.11	Cash Collateral Account Security, Pledge and Assignment Agreement between KBS REIT Properties III, LLC and Bank of America, N.A., effective as of October 8, 2025

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

Ex.	Description

10.5.1
Revolving and Term Loan Agreement, by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association and Bank of America, N.A., dated November 2, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 16, 2020

10.5.2
First Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of March 8, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed May 12, 2023

10.5.3
Second Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of November 2, 2023, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 19, 2024

10.5.4
Third Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of November 1, 2024, incorporated by reference to Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.5
First Extension Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of December 9, 2024, incorporated by reference to Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.6
Second Extension Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of December 12, 2024, incorporated by reference to Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.7
Third Extension Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of December 18, 2024, incorporated by reference to Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.8
Fourth Modification Agreement by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of December 20, 2024, incorporated by reference to Exhibit 10.5.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.9
Fifth Modification Agreement, by and among KBSIII 500 West Madison, LLC, U.S. Bank National Association, and Lenders dated as of January 17, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed May 12, 2025

10.5.10
Amended and Restated Payment Guaranty Agreement by KBS REIT Properties III, LLC and U.S. Bank National Association, and Lenders dated as of December 20, 2024, incorporated by reference to Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.11
Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and Bank of America, N.A., dated as of December 20, 2024, incorporated by reference to Exhibit 10.5.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.12
Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and Deutsche Pfandbriefbank AG dated as of December 20, 2024, incorporated by reference to Exhibit 10.5.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.13
Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and National Bank of Kuwait S.A.K.P. Grand Cayman Branch, dated as of December 20, 2024, incorporated by reference to Exhibit 10.5.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.14
Amended and Restated Promissory Note by and between KBSIII 500 West Madison, LLC and U.S. Bank National Association, dated as of December 20, 2024, incorporated by reference to Exhibit 10.5.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

10.5.15
Amended and Restated Recourse Carve-Out Guaranty Agreement by and among KBS REIT Properties III, LLC, U.S. Bank National Association, and Lenders dated as of December 20, 2024, incorporated by reference to Exhibit 10.5.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

Ex.	Description

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

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
KBS Real Estate Investment Trust III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust III, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has $1.3 billion of loan maturities and required principal paydowns within one year from the date of issuance of the consolidated financial statements, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Company’s real estate investments totaled $1.3 billion as of December 31, 2025. As discussed in Note 3 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
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
March 27, 2026

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Real estate:
Land	$197,889	$211,205
Buildings and improvements	1,641,268	1,824,366
Tenant origination and absorption costs	22,309	24,431
Total real estate held for investment, cost	1,861,466	2,060,002
Less accumulated depreciation and amortization	(559,269)	(627,942)
Total real estate held for investment, net	1,302,197	1,432,060
Real estate held for sale, net	—	131,471
Total real estate, net	1,302,197	1,563,531
Real estate equity securities	46,773	40,600
Total real estate and real estate-related investments, net	1,348,970	1,604,131
Cash and cash equivalents	23,659	30,484
Restricted cash	38,557	11,090
Rents and other receivables, net	96,150	94,549
Above-market leases, net	52	120
Assets related to real estate held for sale, net	—	15,209
Prepaid expenses and other assets	55,721	67,862
Total assets	$1,563,109	$1,823,445
Liabilities and equity
Notes payable:
Notes payable, net	$1,282,652	$1,290,216
Notes payable related to real estate held for sale, net	—	152,445
Total notes payable, net	1,282,652	1,442,661
Accounts payable and accrued liabilities	31,223	46,911
Due to affiliate	19,817	19,520
Below-market leases, net	230	544
Liabilities related to real estate held for sale, net	—	2,999
Other liabilities	51,384	54,251
Total liabilities	1,385,306	1,566,886
Commitments and contingencies (Note 13)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,297
Cumulative distributions in excess of net income	(1,136,979)	(1,058,223)
Total stockholders’ equity	177,803	256,559
Total liabilities and equity	$1,563,109	$1,823,445

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$232,234	$258,459	$270,158
Dividend income from real estate equity securities	1,116	967	11,850
Other operating income	16,611	18,239	18,669
Total revenues	249,961	277,665	300,677
Expenses:
Operating, maintenance and management	68,919	72,872	75,914
Real estate taxes and insurance	42,714	49,992	52,789
Asset management fees to affiliate	17,966	19,568	20,839
General and administrative expenses	7,470	18,544	7,297
Depreciation and amortization	95,901	111,206	115,235
Interest expense	114,289	126,588	120,475
Net loss (gain) on derivative instruments	126	(17,634)	(14,907)
Impairment charges on real estate	65,475	6,847	45,459
Total expenses	412,860	387,983	423,101
Other income (loss):
Unrealized gain (loss) on real estate equity securities	6,173	(11,202)	(35,614)
Gain from extinguishment of debt	—	56,372	—
Gain on sale of real estate, net	77,401	53,064	—
Other interest income	569	1,233	505
Total other income (loss), net	84,143	99,467	(35,109)
Net loss	$(78,756)	$(10,851)	$(157,533)
Net loss per common share, basic and diluted	$(0.53)	$(0.07)	$(1.06)
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	148,516,246	148,738,748

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2022	147,964,954	$1,480	$1,275,833	$(855,645)	$421,668
Net loss	—	—	—	(157,533)	(157,533)
Issuance of common stock	1,900,374	19	16,230	—	16,249
Transfers from redeemable common stock	—	—	33,392	—	33,392
Redemptions of common stock	(1,349,082)	(14)	(12,128)	—	(12,142)
Distributions declared	—	—	—	(34,194)	(34,194)
Other offering costs	—	—	(28)	—	(28)
Balance, December 31, 2023	148,516,246	$1,485	$1,313,299	$(1,047,372)	$267,412
Net loss	—	—	—	(10,851)	(10,851)
Other offering costs	—	—	(2)	—	(2)
Balance, December 31, 2024	148,516,246	$1,485	$1,313,297	$(1,058,223)	$256,559
Net loss	—	—	—	(78,756)	(78,756)
Balance, December 31, 2025	148,516,246	$1,485	$1,313,297	$(1,136,979)	$177,803

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net loss	$(78,756)	$(10,851)	$(157,533)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	95,901	111,206	115,235
Impairment charges on real estate	65,475	6,847	45,459
Unrealized (gain) loss on real estate equity securities	(6,173)	11,202	35,614
Deferred rents	(6,104)	(8,553)	(7,635)
Amortization of above- and below-market leases, net	(246)	(456)	(769)
Amortization of deferred financing costs	12,401	9,524	4,243
Unrealized losses on derivative instruments	10,152	6,833	16,451
Gain related to swap terminations	—	(178)	—
Interest rate swap settlement for early terminated swaps	—	6,552	—
Gain from extinguishment of debt	—	(56,372)	—
Gain on sale of real estate	(77,401)	(53,064)	—
Interest rate swap settlements for off-market swap instruments	—	—	(9,138)
Changes in operating assets and liabilities:
Rents and other receivables	(317)	(7,317)	(3,149)
Due from affiliates	—	—	10
Prepaid expenses and other assets	(9,044)	(12,833)	(14,441)
Accounts payable and accrued liabilities	(15,085)	3,337	(1,323)
Due to affiliates	2,824	1,612	7,043
Other liabilities	297	164	11,567
Net cash (used in) provided by operating activities	(6,076)	7,653	41,634
Cash Flows from Investing Activities:
Improvements to real estate	(24,755)	(34,469)	(81,219)
Proceeds from sale of real estate, net	220,098	192,371	—
Purchase of interest rate cap	—	—	(25)
Net cash provided by (used in) investing activities	195,343	157,902	(81,244)
Cash Flows from Financing Activities:
Proceeds from notes payable	31,053	35,913	77,170
Principal payments on notes payable	(188,722)	(198,463)	(9,952)
Payments of deferred financing costs	(10,956)	(10,465)	(2,887)
Interest rate swap settlements for off-market swap instruments	—	—	9,853
Restricted cash surrendered from deed-in-lieu of foreclosure	—	(1,886)	—
Payments to redeem common stock	—	—	(12,142)
Payments of other offering costs	—	(2)	(28)
Distributions paid to common stockholders	—	—	(25,319)
Net cash (used in) provided by financing activities	(168,625)	(174,903)	36,695
Net increase (decrease) in cash, cash equivalents and restricted cash	20,642	(9,348)	(2,915)
Cash, cash equivalents and restricted cash, beginning of period	41,574	50,922	53,837
Cash, cash equivalents and restricted cash, end of period	$62,216	$41,574	$50,922
Supplemental Disclosure of Cash Flow Information:
Interest paid	$98,924	$92,521	$93,657
Supplemental Disclosure of Noncash Investing and Financing Activities:
Mortgage loan extinguished in connection with deed-in-lieu of foreclosure	$—	$125,000	$—
Real estate transferred in connection with deed-in-lieu of foreclosure	$—	$69,028	$—
Net liabilities transferred in connection with deed-in-lieu of foreclosure	$—	$2,286	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$—	$16,249
Accrued improvements to real estate	$3,112	$6,885	$14,222
Accrued deferred loan financing costs	$8,517	$5,347	$—
Accrued disposition fees	$—	$500	$—

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (as amended, the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of December 31, 2025, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of December 31, 2025, the Company owned 12 office properties and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
2. GOING CONCERN
Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $1.3 billion of notes payable maturities and required principal paydowns during the 12-month period from the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. Additionally, the Company may relinquish ownership of one or more secured properties to the mortgage lender. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to repay outstanding debt obligations at maturity, make certain required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in its loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets. As a result of the Company’s upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the lack of transaction volume in the U.S. office market as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

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
During the year ended December 31, 2025, the Company sold one office property and one mixed-use office/retail property. As a result, certain assets and liabilities related to these properties were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for each of the years ended December 31, 2025, 2024 and 2023 was equal to net income (loss) for these respective periods.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
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
December 31, 2025
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

Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company recorded impairment losses of $65.5 million, $6.8 million and $45.5 million on its real estate and related intangible assets during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 4, “Real Estate — Impairment of Real Estate.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2025.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2025. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2025
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
December 31, 2025
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
December 31, 2025
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
During the year ended December 31, 2025, the Company did not redeem or repurchase any shares of its common stock.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead (such as rent, employee costs and utilities), internal audit personnel costs, internal audit consulting costs, accounting software costs, environmental, social and governance costs and cybersecurity costs. With respect to employee costs, and other than future payments pursuant to the Bonus Retention Fund (defined below), at this time, the Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. The Company currently does not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses), and other than further payments pursuant to the Bonus Retention Fund, the Company does not reimburse the Advisor for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
On November 22, 2024, the Advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among an indirect wholly owned subsidiary of the Company (“REIT Properties III”), the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”). Pursuant to the Subordination Agreement, the Advisor agreed that payment of certain asset management fees owed by the Company to the Advisor pursuant to the Advisory Agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to the Advisor associated with five of the Company’s real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that the Company may pay the Advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full. Additionally, pursuant to the Fourth Modification Agreement (as defined in Note 14, “Subsequent Events – Fourth Modification of the Modified Portfolio Revolving Loan Facility”), with respect to 515 Congress, Gateway Tech Center and 201 17th Street, the Company agreed to limit the amount of asset management fees that may be paid by the Company to the Advisor to 90% of the asset management fees associated with 515 Congress, Gateway Tech Center and 201 17th Street (with the remaining 10% of the asset management fees associated with these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full).

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023 when the Company had deposited $8.5 million in cash into such account. Following such time and except as described herein, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of December 31, 2025, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described in the paragraph above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to December 31, 2025. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Notwithstanding the foregoing, the Advisor has agreed to reduce and defer certain disposition fees. On October 11, 2024, in connection with an amendment to the Amended and Restated Portfolio Loan Facility, the Company and the Advisor amended the Advisory Agreement to reduce the disposition fee payable in connection with the sale of Preston Commons to $0.5 million and to defer payment of the disposition fee to December 1, 2025. On December 5, 2025, the disposition fee related to the sale of Preston Commons was paid to the Advisor.
Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower, the Advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to the Advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent. Pursuant to the Fourth Modification Agreement, the Company agreed not to pay any disposition fees to the Advisor related to 515 Congress, Gateway Tech Center and 201 17th Street without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of such properties (with any remaining disposition fees payable to the Advisor related to these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full).
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries has been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2025. As of December 31, 2025, the returns for calendar years 2021 through 2024 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2025, 2024 and 2023, respectively.
Distributions declared per common share were $0.230 during the year ended December 31, 2023. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions and were based on a monthly record date for each month during the period commencing January 2023 through June 2023. For each monthly record date for distributions during the period from January 1, 2023 through June 30, 2023, distributions were calculated at a rate of $0.03833333 per share. No distributions were declared for the years ended December 31, 2025 and 2024 and the six months ended December 31, 2023, respectively.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
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

4. REAL ESTATE
Real Estate Held for Investment
As of December 31, 2025, the Company’s real estate portfolio held for investment was composed of 12 office properties encompassing in the aggregate approximately 5.6 million rentable square feet. As of December 31, 2025, the Company’s real estate portfolio held for investment was collectively 77.1% occupied. The following table summarizes the Company’s investments in real estate held for investment as of December 31, 2025 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$147,694	$(65,259)	$82,435
Gateway Tech Center	05/09/2012	Salt Lake City	UT	Office	37,935	(15,826)	22,109
60 South Sixth	01/31/2013	Minneapolis	MN	Office	88,241	(1,448)	86,793
Accenture Tower	12/16/2013	Chicago	IL	Office	580,977	(208,066)	372,911
Ten Almaden	12/05/2014	San Jose	CA	Office	131,720	(50,073)	81,647
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	128,576	(1,260)	127,316
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,908	(53,735)	101,173
201 17th Street	06/23/2015	Atlanta	GA	Office	105,854	(42,313)	63,541
515 Congress	08/31/2015	Austin	TX	Office	139,164	(45,668)	93,496
The Almaden	09/23/2015	San Jose	CA	Office	103,357	(1,230)	102,127
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	61,048	(18,518)	42,530
Carillon	01/15/2016	Charlotte	NC	Office	181,992	(55,873)	126,119
					$1,861,466	$(559,269)	$1,302,197
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
4. REAL ESTATE (CONTINUED)
As of December 31, 2025, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$372,911	23.9%	$36,952	88.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2025, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2025, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 13.5 years with a weighted-average remaining term of 5.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $7.1 million and $8.4 million as of December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized deferred rent from tenants of $6.1 million, $8.6 million and $7.6 million, respectively. As of December 31, 2025 and 2024, the cumulative deferred rent balance was $92.3 million and $88.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $16.3 million and $16.6 million of unamortized lease incentives as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

2026	$151,284
2027	138,859
2028	123,157
2029	100,601
2030	85,772
Thereafter	298,773
$898,446

As of December 31, 2025, the Company’s office properties held for investment were leased to approximately 350 tenants over a diverse range of industries and geographic areas. As of December 31, 2025, no tenant accounted for more than 10% of annualized base rent.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
4. REAL ESTATE (CONTINUED)
Geographic Concentration Risk
As of December 31, 2025, the Company’s net investments in real estate held for investment in Illinois, California and Texas represented 23.9%, 19.9% and 11.3% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
Year Ended 2025
During the year ended December 31, 2025, the Company recorded non-cash impairment charges of $65.5 million to write down the carrying value of The Almaden (located in San Jose, California), Towers at Emeryville (located in Emeryville, California) and 60 South Sixth (located in Minneapolis, Minnesota) to their estimated fair values. The facts and circumstances leading to the impairments on the Company’s real estate held for investment during the year ended December 31, 2025 are as follows:
The Almaden
During the year ended December 31, 2025, the Company recorded non-cash impairment charges of $28.5 million for The Almaden, reflecting a decline in the estimated fair value of the property below its carrying value. The decrease was primarily attributable to changes in valuation assumptions and softening market conditions in the San Jose central business district. Key factors contributing to the decline included an increase in the terminal cap and discount rates, lower occupancy levels at the building, increased market leasing costs, and reduced projected revenue due to lower market rents, slower projected rent growth, and reduced lease renewal expectations in the San Jose office market.
Towers at Emeryville
During the year ended December 31, 2025, the Company recorded non-cash impairment charges of $16.3 million for the Towers at Emeryville, reflecting a decline in the estimated fair value of the property below its carrying value. The decrease was primarily attributable to changes in valuation assumptions and softening market conditions in the East Bay office sector. Key factors contributing to the decline included an increase in the terminal cap and discount rates, lower occupancy levels at the building, and an increase in general vacancy assumptions within the discounted cash flow model. The valuation also reflected lower projected revenue due to reduced effective rents and higher projected vacancy levels, consistent with broader trends in the East Bay office market, where vacancy rates have continued to rise amid slower leasing activity and elevated tenant turnover.
60 South Sixth
During the year ended December 31, 2025, the Company recorded non-cash impairment charges of $20.7 million for 60 South Sixth, reflecting a decline in the estimated fair value of the property below its carrying value. The decrease was primarily attributable to changes in valuation assumptions. Key factors contributing to the decline included an increase in the terminal cap and discount rates, reflecting a more cautious investment outlook and higher required returns for office assets in the Minneapolis central business district. The valuation also utilized an increased stabilized vacancy assumption and reflected a modest decrease in in-place occupancy, consistent with the current occupancy at the building and broader market trends indicating softening demand and rising availability in the downtown Minneapolis office market.
Year Ended 2024
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
December 31, 2025
4. REAL ESTATE (CONTINUED)
Year Ended 2023
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
Disposition Through Deed-in-Lieu Transaction
During the year ended December 31, 2024, the Company disposed of the 201 Spear Street property in connection with the Deed-in-Lieu Transaction and recognized a $56.4 million gain from extinguishment of debt for the year ended December 31, 2024. The results of operations for 201 Spear Street are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes the revenues and expenses related to 201 Spear Street for the years ended December 31, 2024 and 2023, respectively (in thousands).

	Years Ended December 31,
	2024	2023
Revenues
Rental income (1)	$197	$7,930
Other operating income	9	507
Total revenues	$206	$8,437
Expenses
Operating, maintenance, and management	$52	$3,773
Real estate taxes and insurance	69	2,701
Asset management fees to affiliate	26	789
General and administrative expenses	93	113
Depreciation and amortization	—	3,941
Interest expense	419	10,001
Impairment charge	—	45,459
Total expenses	$659	$66,777
_____________________
(1) For the year ended December 31, 2023, rental income includes a reserve for straight-line rent for a lease at 201 Spear Street.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
5. REAL ESTATE SALES
During the year ended December 31, 2024, the Company sold two office properties to purchasers unaffiliated with the Company or the Advisor. In February 2024, the Company completed the sale of one office property for $48.8 million, before third-party closing costs and disposition fees payable to the Advisor, and in November 2024, the Company sold one office property for $151.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $53.1 million related to these dispositions. During the year ended December 31, 2025, the Company sold one office property and one mixed-use office/retail property to purchasers unaffiliated with the Company or the Advisor. In July 2025, the Company completed the sale of one office property for $126.5 million, before third-party closing costs, credits and disposition fees payable to the Advisor, and in September 2025, the Company sold one mixed-use office/retail property for $100.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $77.4 million related to these dispositions.
The results of operations for the properties sold during the years ended December 31, 2025 and 2024 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the years ended December 31, 2025 and 2024, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenues
Rental income	$18,468	$47,277	$50,548
Other operating income	1,455	3,604	3,663
Total revenues	$19,923	$50,881	$54,211
Expenses
Operating, maintenance, and management	$5,401	$11,869	$12,655
Real estate taxes and insurance	3,590	7,668	9,583
Asset management fees to affiliate	1,191	2,890	3,291
General and administrative expenses (1)	(414)	—	—
Depreciation and amortization	5,032	17,275	18,121
Interest expense (2)	3,284	5,028	4,923
Total expenses	$18,084	$44,730	$48,573
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
5. REAL ESTATE SALES (CONTINUED)
The following summary presents the major components of assets and liabilities related to real estate held for sale (in thousands).

	December 31,
	2025	2024
Assets related to real estate held for sale:
Total real estate, at cost	$—	$184,921
Accumulated depreciation and amortization	—	(53,450)
Real estate held for sale, net	—	131,471
Other assets	—	15,209
Total assets related to real estate held for sale	$—	$146,680
Liabilities related to real estate held for sale:
Notes payable related to real estate held for sale, net	$—	$152,445
Other liabilities	—	2,999
Total liabilities related to real estate held for sale	$—	$155,444

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW
MARKET LEASE LIABILITIES
As of December 31, 2025 and 2024, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Cost	$22,309	$24,431	$873	$873	$(2,809)	$(4,679)
Accumulated Amortization	(18,340)	(18,617)	(821)	(753)	2,579	4,135
Net Amount	$3,969	$5,814	$52	$120	$(230)	$(544)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Amortization	$(2,132)	$(2,751)	$(3,907)	$(68)	$(69)	$(73)	$314	$525	$842

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2025 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2026	$(1,647)	$(52)	$198
2027	(1,033)	—	32
2028	(910)	—	—
2029	(379)	—	—
2030	—	—	—
Thereafter	—	—	—
	$(3,969)	$(52)	$230
Weighted-Average Remaining Amortization Period	2.9 years	0.8 years	1.0 year

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through REIT Properties III, acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. On October 6, 2025, the SREIT issued additional units related to a private placement transaction, which reduced the Company’s ownership in the SREIT to 16.5% of the outstanding units of the SREIT as of October 6, 2025. As of December 31, 2025, REIT Properties III held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT. As of December 31, 2025, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $46.8 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.197 per unit as of December 31, 2025.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.1 million, $1.0 million and $11.9 million of dividend income from its investment in the SREIT, respectively. During the year ended December 31, 2025, the Company recorded an unrealized gain on real estate equity securities of $6.2 million. During the years ended December 31, 2024 and 2023, the Company recorded unrealized losses on real estate equity securities of $11.2 million and $35.6 million, respectively.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
8. NOTES PAYABLE
As of December 31, 2025 and 2024, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2025	Book Value as of December 31, 2024	Contractual Interest Rate as of December 31, 2025 (1)	Effective Interest Rate as of December 31, 2025 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$116,880	$118,440	7.45%	7.45%	Principal & Interest	02/01/2026
Carillon Mortgage Loan (4)	90,017	88,140	One-month Term SOFR (5) + 2.00%	5.69%	Principal & Interest	12/31/2026
Modified Portfolio Revolving Loan Facility (6)	204,996	209,789	One-month Term SOFR + 3.00%	6.69%	Principal & Interest	03/01/2026
3001 & 3003 Washington Mortgage Loan (7)	138,807	138,807	One-month Term SOFR + 0.10% + 2.90%	6.69%	Interest Only	05/06/2026
Accenture Tower Loan (8)	317,447	307,097	One-month Term SOFR + 3.00%	6.69%	Interest Only	11/02/2026
Credit Facility (9)	37,500	62,852	One-month Term SOFR + 3.00%	6.69%	Principal & Interest	09/30/2027
Amended and Restated Portfolio Loan Facility (10)	387,747	460,938	One-month Term SOFR + 3.00%	6.69%	Principal & Interest	01/22/2027
Park Place Village Mortgage Loan (11)	—	65,000	(11)	(11)	(11)	(11)
Total notes payable principal outstanding	$1,293,394	$1,451,063
Deferred financing costs, net	(10,742)	(8,402)
Total Notes Payable, net	$1,282,652	$1,442,661
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2025. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2025, consisting of the contractual interest rate and using interest rate indices as of December 31, 2025, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of December 31, 2025; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) Beginning January 1, 2024, the borrower under The Almaden Mortgage Loan is required to make a monthly principal payment in the amount of $130,000. Subsequent to December 31, 2025, the borrower under The Almaden Mortgage Loan entered into an amendment to the loan agreement with the lender and extended the maturity date of The Almaden Mortgage Loan to May 1, 2026 with an option to further extend the maturity date of The Almaden Mortgage Loan to August 1, 2026 upon satisfaction of certain terms and conditions set forth in the loan documents.
(4) See below, “– Recent Financing Transactions – Carillon Mortgage Loan.”
(5) Secured Overnight Financing Rate (“Term SOFR”).
(6) Beginning June 1, 2024, the borrowers under the Modified Portfolio Revolving Loan Facility are required to make a quarterly principal payment in the amount of $880,900. As of December 31, 2025, $3.8 million of the holdbacks on the Modified Portfolio Revolving Loan Facility are available for future disbursement, subject to certain terms and conditions contained in the loan documents. The Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Gateway Tech Center and 201 17th Street. Subsequent to December 31, 2025, the borrowers under the Modified Portfolio Revolving Loan Facility entered into a loan modification agreement with the lenders to extend the maturity date of the Modified Portfolio Revolving Loan Facility to March 25, 2026 with an option to further extend the maturity date of the Modified Portfolio Revolving Loan Facility to April 15, 2026. Each extension is subject to the satisfaction of certain terms and conditions contained in the loan modification agreement, some of which conditions are not in the sole control of the Company, including the Company’s taking identified actions relating to its portfolio. The failure of the Company to satisfy certain of these conditions will result in the maturity date of March 1, 2026 being reinstated. For more information on the Modified Portfolio Revolving Loan Facility, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025 (“2024 Annual Report”) and Note 14, “Subsequent Events – Fourth Modification of the Modified Portfolio Revolving Loan Facility” herein.
(7) The 3001 & 3003 Washington Mortgage Loan is secured by 3001 Washington Boulevard and 3003 Washington Boulevard. For more information on this loan, see the 2024 Annual Report.
(8) As of December 31, 2025, the outstanding principal balance of the Accenture Tower Loan was $317.4 million and $4.6 million of new funding was available for future disbursement, subject to certain terms and conditions contained in the loan documents. As of December 31, 2025, the Accenture Tower Loan has one 12-month extension option available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents. For more information on this loan, see the 2024 Annual Report.
(9) The borrower under the Credit Facility (the “Credit Facility Borrower”) is required to meet each of the following milestones: (a) on or prior to December 31, 2025, the Credit Facility Borrower will cause the sale of one of the Company’s properties and pay down the outstanding principal balance of the Credit Facility in an amount equal to the net sales proceeds therefrom up to $25.4 million and reduce the outstanding principal balance of the Credit Facility to no greater than $37.5 million; (b) on or prior to September 30, 2026, the Credit Facility Borrower will cause the sale of one of the Company’s properties and use 50% of the net sales proceeds therefrom to pay down the Credit Facility Borrower’s obligations under the Credit Facility and reduce the outstanding principal balance of the Credit Facility to no greater than $27.5 million; and (c) on or prior to September 30, 2027, the Credit Facility Borrower will cause the sale of three of the Company’s properties and use 100% of the net sales proceeds to pay all remaining obligations of the Credit Facility Borrower under the Credit Facility. On September 23, 2025, in connection with the disposition of Park Place Village, the Credit Facility Borrower paid down the outstanding principal balance of the Credit Facility by $25.4 million, reducing the outstanding principal balance of the Credit Facility to $37.5 million. For more information on this loan, see the 2024 Annual Report.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $1.3 billion of notes payable maturing and required principal paydowns during the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to reduce the loan commitments and/or make paydowns on certain loans, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. Additionally, the Company may relinquish ownership of one or more secured properties to the mortgage lender. Elevated interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern.”
As a result of non-cash impairment charges to write down the carrying value of The Almaden to its estimated fair value as of September 30, 2025, The Almaden was valued at less than the outstanding mortgage debt. Subsequent to December 31, 2025, the maturity date of The Almaden mortgage debt was extended to May 1, 2026 with an option to further extend the maturity date to August 1, 2026 upon satisfaction of certain terms and conditions set forth in the loan documents. For information on non-cash impairment charges during the year ended December 31, 2025, see Note 4, “Real Estate.”
During the years ended December 31, 2025, 2024 and 2023, the Company’s interest expense related to notes payable was $114.3 million, $126.6 million and $120.5 million, respectively, which excludes the impact of interest rate swaps and caps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $12.4 million, $9.5 million and $4.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, $0.7 million and $8.6 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2025 (in thousands):

2026	$965,894
2027	327,500
2028	—
2029	—
2030	—
Thereafter	—
$1,293,394

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
8. NOTES PAYABLE (CONTINUED)
The Company’s notes payable contain financial debt covenants. As of December 31, 2025, the Company believes it was in compliance with the financial debt covenants under its notes payable. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of December 31, 2025, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility, the Amended and Restated Portfolio Loan Facility, the 3001 & 3003 Washington Mortgage Loan, the Accenture Tower Loan and the Carillon Mortgage Loan are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.
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
Prior to closing the Eighth Extension Agreement, the aggregate outstanding principal balance of the Amended and Restated Portfolio Loan Facility was approximately $465.9 million (the “Principal Debt”). The Eighth Extension Agreement provides for $15.0 million of new funding (“Additional Loan Proceeds”; the Additional Loan Proceeds together with the Principal Debt (the “Maximum Facility Amount”)) that may be advanced in accordance with, and subject to the terms and conditions of, the Eighth Extension Agreement. The Additional Loan Proceeds may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, and taxes and insurance attributable to the Portfolio Loan Properties (defined below). The advances of Additional Loan Proceeds are only available to the extent sufficient funds are not available from certain cash accounts established under the Eighth Extension Agreement. As of December 31, 2025, $5.5 million of the Additional Loan Proceeds remain available for future disbursement, subject to the conditions of the Eighth Extension Agreement.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
8. NOTES PAYABLE (CONTINUED)
The Eighth Extension Agreement requires the Amended and Restated Portfolio Loan Facility Borrowers to paydown a portion of the loan such that the Maximum Facility Amount is not greater than (i) $420.0 million on or before December 31, 2025, (ii) $300.0 million on or before December 31, 2026 and (iii) $150.0 million on or before December 31, 2027. In connection with the paydown provisions, the Eighth Extension Agreement requires the sale of Counted Projects (defined below), from time to time, such that the Company does not own more than five Counted Projects as of December 31, 2025, four Counted Projects as of December 31, 2026 and three Counted Projects as of December 31, 2027. The Counted Projects are the Portfolio Loan Properties and Accenture Tower. In connection with the sale of the Portfolio Loan Properties, the Eighth Extension Agreement provides for up to $30 million of sales proceeds from the sale of the first Portfolio Loan Property and up to a total of $15 million of sales proceeds from the sale of subsequent Portfolio Loan Properties to be funded into the Cash Sweep Collateral Account (defined below) that can be used as described below. Commencing September 30, 2025 and each quarter thereafter, the Eighth Extension Agreement also requires that the Portfolio Loan Properties meet certain leasing requirements. Subsequent to December 31, 2025, the leasing requirements were modified in connection with the Ninth Modification Agreement and as of December 31, 2025, the Portfolio Loan Properties are in compliance with the leasing requirements.
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
December 31, 2025
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
8. NOTES PAYABLE (CONTINUED)
Pursuant to the Carillon Third Modification Agreement, the aggregate commitment under the Carillon Mortgage Loan was increased to $95.0 million (the “Aggregate Commitment”), consisting of the then-outstanding non-revolving, principal balance of $87.8 million and $7.2 million of non-revolving, new funding (“New Availability”) that may be advanced in accordance with, and subject to the terms and conditions of, the Carillon Third Modification Agreement. Subject to the terms and conditions in the Carillon Third Modification Agreement, proceeds from the New Availability may be used solely for approved tenant improvements, leasing commissions and capital improvement costs, certain approved monthly operating shortfall amounts at Carillon, taxes and insurance attributable to Carillon, or other capital expenditures related to Carillon, and the New Availability is only available to the extent there are not sufficient funds available from the Carillon Cash Sweep Collateral Account (defined below). Pursuant to the Carillon Third Modification Agreement, the Carillon Borrower is required to make a monthly principal payment in the amount of $112,000 commencing April 1, 2025 through the remaining term of the loan, and the Aggregate Commitment will be reduced by the amount of such principal payments. As of December 31, 2025, the outstanding principal balance of the Carillon Mortgage Loan was $90.0 million and $3.9 million of New Availability on the Carillon Mortgage Loan was available for future disbursement, subject to the conditions of the Carillon Third Modification Agreement.
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
December 31, 2025
8. NOTES PAYABLE (CONTINUED)
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
As of December 31, 2025, the Company has entered into 12 interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2025 and 2024. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2025		December 31, 2024			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2025
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	12	$1,000,000	14	$1,100,000	One-month Term SOFR/ Fixed at 2.38% - 3.92%	3.3%	0.6
_____________________
(1) During the year ended December 31, 2025, two of the Company’s interest rate swaps expired. In February 2024, the Company terminated two interest rate swap agreements and received aggregate settlement payments of $6.6 million.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024 (dollars in thousands):

		December 31, 2025		December 31, 2024
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	7	$764	14	$10,509
Interest rate swaps	Other liabilities, at fair value	5	$(407)	—	$—

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
9. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$4	$—	$—
Realized gain recognized on interest rate swaps	(10,030)	(24,289)	(31,358)
Unrealized loss on interest rate swaps (1)	10,152	6,833	16,426
Gains related to swap terminations	—	(178)	—
Unrealized loss on interest rate cap	—	—	25
Net loss (gain) on derivative instruments	$126	$(17,634)	$(14,907)
_____________________
(1) For the year ended December 31, 2023, unrealized loss on interest rate swaps included an $8.7 million unrealized loss related to the change in fair value of two off-market interest rate swaps (which expired on November 2, 2023) determined to be hybrid financial instruments for which the Company elected to apply the fair value option.

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
Real estate equity securities: At December 31, 2025, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
10. FAIR VALUE DISCLOSURES (CONTINUED)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2025 and 2024, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2025			December 31, 2024
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,293,394	$1,282,652	$1,274,576	$1,451,063	$1,442,661	$1,442,777

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
As of December 31, 2025, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$46,773	$46,773	$—	$—
Asset derivatives - interest rate swaps	764	—	764	—
Liability derivatives - interest rate swaps	(407)	—	(407)	—

During the year ended December 31, 2025, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$343,100	$—	$—	$343,100
_____________________
(1) Amount represents the fair value for real estate assets impacted by an impairment charge during the year ended December 31, 2025, as of the date that the fair value measurement was made, which was September 30, 2025. The carrying value for the real estate assets measured at a reporting date other than September 30, 2025 may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2025, 60 South Sixth, Towers at Emeryville and The Almaden were measured at their estimated fair values based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of 60 South Sixth included a discount rate of 10.00% and a terminal cap rate of 8.50%. The significant unobservable inputs the Company used in measuring the estimated fair value of Towers at Emeryville included a discount rate of 11.00% and a terminal cap rate of 9.00% and the significant unobservable inputs the Company used in measuring the estimated fair value of The Almaden included a discount rate of 10.00% and a terminal cap rate of 8.75%. See Note 4, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2025, 2024 and 2023, respectively, and any related amounts payable as of December 31, 2025 and 2024 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2025	2024	2023	2025	2024
Expensed
Asset management fees (1)	$17,966	$19,568	$20,839	$19,740	$18,585
Reimbursement of operating expenses (2)	576	377	420	77	435
Disposition fees (3)	1,545	914	—	—	500
	$20,087	$20,859	$21,259	$19,817	$19,520
_____________________
(1) See “Asset Management Fees” below and under Note 3, “Summary of Significant Accounting Policies – Related Party Transactions – Asset Management Fees.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, internal audit consulting costs, accounting software costs, environmental, social and governance costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $192,000, $106,000 and $111,000 for the years ended December 31, 2025, 2024 and 2023, respectively, and were the only type of employee personnel costs reimbursed under the Advisory Agreement for the years ended December 31, 2025, 2024 and 2023. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see Note 3, “Summary of Significant Accounting Policies – Related Party Transactions – Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations. As of December 31, 2024, the Company accrued and deferred $0.5 million of disposition fees payable to the Advisor related to the sale of Preston Commons until December 1, 2025. On December 5, 2025, the disposition fee related to the sale of Preston Commons was paid to the Advisor. See Note 3, “Summary of Significant Accounting Policies – Related Party Transactions – Disposition Fees.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
11. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers. The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During each of the years ended December 31, 2025, 2024 and 2023, the Advisor incurred $0.1 million for the costs of the supplemental coverage obtained by the Company.
Asset Management Fees
As of December 31, 2025 and 2024, the Company had accrued $19.7 million and $18.6 million of asset management fees, respectively, of which (i) $8.5 million were Deferred Asset Management Fees as of December 31, 2025 and 2024, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of December 31, 2025 and 2024, and (iii) $1.4 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of the Company’s debt obligations as of December 31, 2025, see Note 3, “Summary of Significant Accounting Policies – Related Party Transactions – Asset Management Fees.” As of December 31, 2024, the Company had $1.6 million of asset management fees payable related to asset management fees incurred for the month of December 2024, which were subsequently paid in January 2025. As of December 31, 2025, the Company had $1.3 million of asset management fees payable related to asset management fees incurred for the month of December 2025, which were subsequently paid in January 2026.
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
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.3 million, $0.3 million and $0.3 million of revenue related to this lease, respectively.
Prior to their approval of the lease, the Amended Lease and the Second Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
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
During the years ended December 31, 2025, 2024 and 2023, no other business transactions occurred between the Company and KBS REIT II, KBS Growth & Income REIT, the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
December 31, 2025
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2025.
Capital Expenditures Obligations
As of December 31, 2025, the Company had capital expenditure obligations of $20.2 million, of which $7.7 million was accrued and included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2025. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2025, including amounts that may be classified as lease incentives pursuant to GAAP.

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Fourth Modification of the Modified Portfolio Revolving Loan Facility
On October 17, 2018, certain of the Company’s indirect wholly owned subsidiaries (the “Modified Portfolio Revolving Loan Borrowers”) entered into a loan facility (as subsequently modified and amended, the “Modified Portfolio Revolving Loan Facility”) with U.S. Bank National Association, as administrative agent (the “Modified Portfolio Revolving Loan Agent”). The current lenders under the Modified Portfolio Revolving Loan Facility are U.S. Bank National Association, Regions Bank, Citizens Bank, City National Bank and Associated Bank, National Association (the “Modified Portfolio Revolving Loan Lenders”). The Modified Portfolio Revolving Loan Facility is secured by 515 Congress, Gateway Tech Center and 201 17th Street (the “Modified Portfolio Revolving Loan Properties”). Prior to the Fourth Modification Agreement (defined below), the Modified Portfolio Revolving Loan Facility had a maturity date of March 1, 2026.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2025
14. SUBSEQUENT EVENTS (CONTINUED)
On January 27, 2026, the Company, through the Modified Portfolio Revolving Loan Borrowers, entered into a fourth modification agreement (the “Fourth Modification Agreement”) with the Modified Portfolio Revolving Loan Agent and the Modified Portfolio Revolving Loan Lenders to extend the maturity date of the Modified Portfolio Revolving Loan Facility to March 25, 2026 (the “Extended Maturity Date”), subject to the satisfaction of certain terms and conditions contained in the Fourth Modification Agreement, some of which conditions are not in the sole control of the Company, including the Company’s taking identified actions relating to its portfolio. The failure of the Company to satisfy certain of these conditions will result in the Extended Maturity Date not being available and the maturity date of March 1, 2026 being reinstated. The Fourth Modification Agreement further provides that subject to the satisfaction of certain terms and conditions contained in the Fourth Modification Agreement, some of which conditions are not in the sole control of the Company, the maturity date of the loan may be further extended up to, but no later than, April 15, 2026. Notwithstanding the foregoing, the Fourth Modification Agreement provides that at any time following March 1, 2026, an immediate event of default will result under the Modified Portfolio Revolving Loan Facility two business days following the failure of the Company to meet certain conditions of the Fourth Modification Agreement.
Additionally, pursuant to the Fourth Modification Agreement, with respect to the Modified Portfolio Revolving Loan Properties, the Company agreed (i) to limit the amount of asset management fees that may be paid by the Company to the Advisor, to 90% of the asset management fees associated with the Modified Portfolio Revolving Loan Properties (with the remaining 10% of the asset management fees associated with the Modified Portfolio Revolving Loan Properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full) and (ii) that the Company will not pay any disposition fees to the Advisor related to the Modified Portfolio Revolving Loan Properties without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of the Modified Portfolio Revolving Loan Properties (with any remaining disposition fees payable to the Advisor related to the Modified Portfolio Revolving Loan Properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full).
The Company continues to work with the Modified Portfolio Revolving Loan Agent to reach a longer-term extension of the Modified Portfolio Revolving Loan Facility, though there can be no assurance as to the certainty or timing of a longer-term extension.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2025
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Town Center	Plano, TX	100%	(4)	$7,428	$108,547	$115,975	$31,719	$7,428	$140,266	$147,694	$(65,259)	2001/2002/2006	03/27/2012
Gateway Tech Center (7)	Salt Lake City, UT	100%	(5)	5,617	20,051	25,668	12,267	5,617	32,318	37,935	(15,826)	1909	05/09/2012
60 South Sixth	Minneapolis, MN	100%	(4)	16,951	109,191	126,142	(37,901)	12,949	75,292	88,241	(1,448)	1991	01/31/2013
Accenture Tower (7)	Chicago, IL	100%	317,447	49,306	370,662	419,968	161,009	49,306	531,671	580,977	(208,066)	1987	12/16/2013
Ten Almaden	San Jose, CA	100%	(4)	7,000	110,292	117,292	14,428	7,000	124,720	131,720	(50,073)	1988	12/05/2014
Towers at Emeryville	Emeryville, CA	100%	(4)	35,774	147,167	182,941	(54,365)	31,772	96,804	128,576	(1,260)	1972/1975/1985	12/23/2014
3003 Washington Boulevard	Arlington, VA	100%	(6)	18,800	129,820	148,620	6,288	18,800	136,108	154,908	(53,735)	2014	12/30/2014
201 17th Street (7)	Atlanta, GA	100%	(5)	5,277	86,859	92,136	13,718	5,277	100,577	105,854	(42,313)	2007	06/23/2015
515 Congress (7)	Austin, TX	100%	(5)	8,000	106,261	114,261	24,903	8,000	131,164	139,164	(45,668)	1975	08/31/2015
The Almaden	San Jose, CA	100%	116,880	29,000	130,145	159,145	(55,788)	22,740	80,617	103,357	(1,230)	1980/1981	09/23/2015
3001 Washington Boulevard	Arlington, VA	100%	(6)	9,900	41,551	51,451	9,597	9,900	51,148	61,048	(18,518)	2015	11/06/2015
Carillon (7)	Charlotte, NC	100%	90,017	19,100	126,979	146,079	35,913	19,100	162,892	181,992	(55,873)	1991	01/15/2016
		TOTAL		$212,153	$1,487,525	$1,699,678	$161,788	$197,889	$1,663,577	$1,861,466	$(559,269)
____________________
(1) Building and improvements includes tenant origination and absorption costs and construction in progress.
(2) Costs capitalized subsequent to acquisition is net of impairment charges, write-offs of fully depreciated/amortized assets and property damage.
(3) The aggregate cost of real estate for federal income tax purposes was $2.4 billion (unaudited) as of December 31, 2025.
(4) As of December 31, 2025, these properties served as the security for the Amended and Restated Portfolio Loan Facility, which had an outstanding principal balance of $387.7 million.
(5) As of December 31, 2025, these properties served as the security for the Modified Portfolio Revolving Loan Facility, which had an outstanding principal balance of $205.0 million.
(6) As of December 31, 2025, these properties served as the security for the 3001 & 3003 Washington Mortgage Loan, which had an outstanding principal balance of $138.8 million.
(7) In connection with the restructuring of certain debt facilities, the Company has directly and/or indirectly pledged the equity of subsidiaries owning these properties. See Note 8, “Notes Payable.”

KBS REAL ESTATE INVESTMENT TRUST III, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2025
(dollar amounts in thousands)

	2025	2024	2023
Real Estate:
Balance at the beginning of the year	$2,244,923	$2,552,979	$2,568,352
Improvements	20,982	27,132	76,346
Write off of fully depreciated and fully amortized assets	(149,843)	(70,652)	(46,260)
Impairments	(65,475)	(6,847)	(45,459)
Sale	(189,121)	(187,118)	—
Deed-in-lieu of foreclosure	—	(70,571)	—
Balance at the end of the year	$1,861,466	$2,244,923	$2,552,979
Accumulated depreciation and amortization:
Balance at the beginning of the year	$(681,392)	$(713,501)	$(656,401)
Depreciation and amortization expense	(85,122)	(98,645)	(103,360)
Write off of fully depreciated and fully amortized assets	149,843	70,652	46,260
Sale	57,402	58,559	—
Deed-in-lieu of foreclosure	—	1,543	—
Balance at the end of the year	$(559,269)	$(681,392)	$(713,501)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 27, 2026.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chief Executive Officer, President and Director (principal executive officer)	March 27, 2026
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 27, 2026
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 27, 2026
Stacie K. Yamane
/s/ MARC DELUCA	Chairman of the Board and Director	March 27, 2026
Marc DeLuca
/s/ STUART A. GABRIEL, PH.D.	Director	March 27, 2026
Stuart A. Gabriel, Ph.D.
/s/ ROBERT MILKOVICH	Director	March 27, 2026
Robert Milkovich
/s/ RON D. STURZENEGGER	Director	March 27, 2026
Ron D. Sturzenegger