Form 10-Q
period 2026-06-30
KBS Real Estate Investment Trust III, Inc.
filed 2026-08-13
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of August 13, 2026, there were 148,516,246 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate:
Land	$186,005	$192,272
Buildings and improvements	1,549,005	1,608,950
Tenant origination and absorption costs	20,939	22,309
Total real estate held for investment, cost	1,755,949	1,823,531
Less accumulated depreciation and amortization	(526,923)	(543,443)
Total real estate held for investment, net	1,229,026	1,280,088
Real estate held for sale, net	—	22,109
Total real estate, net	1,229,026	1,302,197
Real estate equity securities	38,226	46,773
Total real estate and real estate-related investments, net	1,267,252	1,348,970
Cash and cash equivalents	26,634	23,659
Restricted cash	39,603	38,557
Rents and other receivables, net	92,493	93,352
Above-market leases, net	18	52
Assets related to real estate held for sale, net	—	4,187
Prepaid expenses and other assets	52,602	54,332
Total assets	$1,478,602	$1,563,109
Liabilities and equity
Notes payable:
Notes payable, net	$1,240,114	$1,235,152
Notes payable related to real estate held for sale, net	—	47,500
Total notes payable, net	1,240,114	1,282,652
Accounts payable and accrued liabilities	36,750	31,223
Due to affiliate	21,004	19,817
Below-market leases, net	107	230
Liabilities related to real estate held for sale, net	—	317
Other liabilities	54,329	51,067
Total liabilities	1,352,304	1,385,306
Commitments and contingencies (Note 13)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,297
Cumulative distributions in excess of net income	(1,188,484)	(1,136,979)
Total stockholders’ equity	126,298	177,803
Total liabilities and equity	$1,478,602	$1,563,109

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$52,004	$60,904	$105,907	$121,168
Dividend income from real estate equity securities	—	—	594	261
Other operating income	3,961	4,479	7,853	8,342
Total revenues	55,965	65,383	114,354	129,771
Expenses:
Operating, maintenance and management	14,588	17,267	29,841	34,317
Real estate taxes and insurance	10,051	11,912	19,997	23,772
Asset management fees to affiliate	4,123	4,643	8,278	9,227
General and administrative expenses	1,729	2,279	3,377	4,818
Depreciation and amortization	20,545	25,193	41,745	51,599
Interest expense	24,383	30,508	49,388	58,855
Net (gain) loss on derivative instruments	(40)	(969)	(777)	866
Impairment charges on real estate	17,746	—	28,385	—
Total expenses	93,125	90,833	180,234	183,454
Other income (loss):
Unrealized (loss) gain on real estate equity securities	(2,374)	2,849	(8,547)	(2,374)
Gain on sale of real estate, net	—	—	22,754	—
Other interest income	78	152	168	336
Total other (loss) income, net	(2,296)	3,001	14,375	(2,038)
Net loss	$(39,456)	$(22,449)	$(51,505)	$(55,721)
Net loss per common share, basic and diluted	$(0.27)	$(0.15)	$(0.35)	$(0.38)
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	148,516,246	148,516,246	148,516,246

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2026 and 2025 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2026	148,516,246	$1,485	$1,313,297	$(1,149,028)	$165,754
Net loss	—	—	—	(39,456)	(39,456)
Balance, June 30, 2026	148,516,246	$1,485	$1,313,297	$(1,188,484)	$126,298

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2025	148,516,246	$1,485	$1,313,297	$(1,091,495)	$223,287
Net loss	—	—	—	(22,449)	(22,449)
Balance, June 30, 2025	148,516,246	$1,485	$1,313,297	$(1,113,944)	$200,838

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2026 and 2025 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2025	148,516,246	$1,485	$1,313,297	$(1,136,979)	$177,803
Net loss	—	—	—	(51,505)	(51,505)
Balance, June 30, 2026	148,516,246	$1,485	$1,313,297	$(1,188,484)	$126,298

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2024	148,516,246	$1,485	$1,313,297	$(1,058,223)	$256,559
Net loss	—	—	—	(55,721)	(55,721)
Balance, June 30, 2025	148,516,246	$1,485	$1,313,297	$(1,113,944)	$200,838

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(51,505)	$(55,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,745	51,599
Impairment charges on real estate	28,385	—
Unrealized loss on real estate equity securities	8,547	2,374
Deferred rents	(1,288)	(4,113)
Amortization of above- and below-market leases, net	(89)	(151)
Amortization of deferred financing costs	6,765	5,895
Unrealized loss on derivative instruments	118	6,258
Gain on sale of real estate	(22,754)	—
Changes in operating assets and liabilities:
Rents and other receivables	(110)	2,266
Prepaid expenses and other assets	(3,366)	(3,787)
Accounts payable and accrued liabilities	3,241	(4,943)
Due to affiliate	1,187	346
Other liabilities	5,990	620
Net cash provided by operating activities	16,866	643
Cash Flows from Investing Activities:
Improvements to real estate	(13,010)	(12,671)
Proceeds from sale of real estate, net	48,425	—
Net cash provided by (used in) investing activities	35,415	(12,671)
Cash Flows from Financing Activities:
Proceeds from notes payable	3,818	26,816
Principal payments on notes payable	(50,778)	(3,213)
Payments of deferred financing costs	(1,300)	(6,281)
Net cash (used in) provided by financing activities	(48,260)	17,322
Net increase in cash, cash equivalents and restricted cash	4,021	5,294
Cash, cash equivalents and restricted cash, beginning of period	62,216	41,574
Cash, cash equivalents and restricted cash, end of period	$66,237	$46,868
Supplemental Disclosure of Cash Flow Information:
Interest paid	$35,026	$46,958
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$4,377	$5,615
Accrued deferred loan financing costs	$9,538	$13,061
Accrued disposition fees	$322	$500

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (as amended, the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of June 30, 2026, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of June 30, 2026, the Company owned 11 office properties and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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
June 30, 2026
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
June 30, 2026
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
During the six months ended June 30, 2026, the Company sold one office property. As a result, certain assets and liabilities related to this property were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 was equal to net income (loss) for these respective periods.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2026 and 2025, respectively.
No distributions were declared for the three and six months ended June 30, 2026 and 2025, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
4. REAL ESTATE
Real Estate Held for Investment
As of June 30, 2026, the Company’s real estate portfolio held for investment was composed of 11 office properties encompassing in the aggregate approximately 5.4 million rentable square feet. As of June 30, 2026, the Company’s real estate portfolio held for investment was collectively 77.0% occupied. The following table summarizes the Company’s investments in real estate held for investment as of June 30, 2026 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$151,320	$(68,572)	$82,748
60 South Sixth	01/31/2013	Minneapolis	MN	Office	88,752	(4,327)	84,425
Accenture Tower	12/16/2013	Chicago	IL	Office	585,535	(219,669)	365,866
Ten Almaden	12/05/2014	San Jose	CA	Office	131,965	(52,191)	79,774
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	133,134	(4,013)	129,121
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,914	(56,096)	98,818
201 17th Street	06/23/2015	Atlanta	GA	Office	105,505	(44,044)	61,461
515 Congress	08/31/2015	Austin	TX	Office	89,708	—	89,708
The Almaden	09/23/2015	San Jose	CA	Office	72,655	—	72,655
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	61,088	(19,408)	41,680
Carillon	01/15/2016	Charlotte	NC	Office	181,373	(58,603)	122,770
					$1,755,949	$(526,923)	$1,229,026
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of June 30, 2026, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$365,866	24.7%	$36,624	88.5%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2026, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
4. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2026, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 13.0 years with a weighted-average remaining term of 5.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $7.4 million and $7.1 million as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026 and 2025, the Company recognized deferred rent from tenants of $1.3 million and $4.1 million, respectively. As of June 30, 2026 and December 31, 2025, the cumulative deferred rent balance was $88.8 million and $89.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $14.3 million and $15.5 million of unamortized lease incentives as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

July 1, 2026 through December 31, 2026	$73,838
2027	138,926
2028	126,305
2029	104,010
2030	89,989
Thereafter	337,339
$870,407

As of June 30, 2026, the Company’s office properties held for investment were leased to approximately 340 tenants over a diverse range of industries and geographic areas. As of June 30, 2026, no tenant accounted for more than 10% of annualized base rent.
Geographic Concentration Risk
As of June 30, 2026, the Company’s net investments in real estate held for investment in Illinois, California and Texas represented 24.7%, 19.0% and 11.7% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Texas real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
4. REAL ESTATE (CONTINUED)
Impairment of Real Estate
During the three and six months ended June 30, 2026, the Company recorded non-cash impairment charges of $17.8 million and $28.4 million, respectively, to write down the carrying value of two office properties to their estimated fair values. The $17.8 million of non-cash impairment charges recorded during the three months ended June 30, 2026 were based on (i) the contracted sales price for one office property and (ii) offers received for one office property that was marketed for sale. Of the $28.4 million non-cash impairment charges recorded during the six months ended June 30, 2026, $10.6 million of non-cash impairment charges were recorded during the three months ended March 31, 2026 to write down the carrying value of an office property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued softening of market conditions in the central business district where the asset is located, which included an increase in the terminal cap and discount rates, and reduced projected revenue due to slower projected rent growth and leasing activity in the market.
The Company did not record any impairment charges during the three and six months ended June 30, 2025.

5. REAL ESTATE SALES
During the year ended December 31, 2025, the Company sold one office property and one mixed-use office/retail property to purchasers unaffiliated with the Company or the Advisor. In July 2025, the Company completed the sale of one office property for $126.5 million, before third-party closing costs, credits and disposition fees payable to the Advisor, and in September 2025, the Company sold one mixed-use office/retail property for $100.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $77.4 million related to these dispositions. During the six months ended June 30, 2026, the Company sold one office property to a purchaser unaffiliated with the Company or the Advisor for $50.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $22.8 million related to this disposition.
The following summary presents the major components of assets and liabilities related to real estate held for sale (in thousands):

	June 30, 2026	December 31, 2025
Assets related to real estate held for sale:
Total real estate, at cost	$—	$37,935
Accumulated depreciation and amortization	—	(15,826)
Real estate held for sale, net	—	22,109
Other assets	—	4,187
Total assets related to real estate held for sale	$—	$26,296
Liabilities related to real estate held for sale:
Notes payable, net	$—	$47,500
Other liabilities	—	317
Total liabilities related to real estate held for sale	$—	$47,817

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
5. REAL ESTATE SALES (CONTINUED)
The results of operations for the properties sold during the year ended December 31, 2025 and the six months ended June 30, 2026 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2025 and the six months ended June 30, 2026, which were included in continuing operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$—	$9,233	$1,459	$18,016
Other operating income	—	679	41	1,163
Total revenues	$—	$9,912	$1,500	$19,179
Expenses
Operating, maintenance, and management	$—	$2,189	$281	$4,327
Real estate taxes and insurance	—	1,483	127	3,158
Asset management fees to affiliate	—	548	83	1,086
General and administrative expenses	—	291	—	316
Depreciation and amortization	—	2,558	453	5,611
Interest expense (1)	—	1,113	—	2,215
Total expenses	$—	$8,182	$944	$16,713
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
June 30, 2026
(unaudited)
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of June 30, 2026 and December 31, 2025, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Cost	$20,939	$22,309	$873	$873	$(1,680)	$(2,809)
Accumulated Amortization	(17,837)	(18,340)	(855)	(821)	1,573	2,579
Net Amount	$3,102	$3,969	$18	$52	$(107)	$(230)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Amortization	$(429)	$(597)	$(17)	$(17)	$58	$88

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Amortization	$(867)	$(1,199)	$(34)	$(34)	$123	$185

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. On October 6, 2025, the SREIT issued additional units related to a private placement transaction, which reduced the Company’s ownership in the SREIT to 16.5% of the outstanding units of the SREIT as of October 6, 2025. As of June 30, 2026, REIT Properties III held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT. As of June 30, 2026, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $38.2 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.161 per unit as of June 30, 2026.
During the six months ended June 30, 2026 and 2025, the Company recognized $0.6 million and $0.3 million of dividend income from its investment in the SREIT, respectively. During the three and six months ended June 30, 2026, the Company recorded an unrealized loss on real estate equity securities of $2.4 million and $8.5 million, respectively. During the three months ended June 30, 2025, the Company recorded an unrealized gain on real estate equity securities of $2.8 million and during the six months ended June 30, 2025, the Company recorded an unrealized loss on real estate equity securities of $2.4 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
8. NOTES PAYABLE
As of June 30, 2026 and December 31, 2025, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of June 30, 2026	Book Value as of December 31, 2025	Contractual Interest Rate as of June 30, 2026 (1)	Effective Interest Rate as of June 30, 2026 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$116,100	$116,880	7.45%	7.45%	Principal & Interest	08/01/2026
Carillon Mortgage Loan (4)	89,457	90,017	One-month Term SOFR (5) +2.00%	5.65%	Principal & Interest	12/31/2026
Modified Portfolio Revolving Loan Facility (6)	160,433	204,996	One-month Term SOFR + 3.00%	6.65%	Interest Only	12/15/2026
3001 & 3003 Washington Mortgage Loan (7)	137,750	138,807	One-month Term SOFR + 3.25%	6.90%	Interest Only	08/04/2026
Accenture Tower Loan (8)	317,447	317,447	One-month Term SOFR + 3.00%	6.65%	Interest Only	11/02/2026
Credit Facility (9)	37,500	37,500	One-month Term SOFR + 3.00%	6.65%	Principal & Interest	09/30/2027
Amended and Restated Portfolio Loan Facility (10)	387,747	387,747	One-month Term SOFR + 3.00%	6.65%	Principal & Interest	01/22/2027
Total notes payable principal outstanding	$1,246,434	$1,293,394
Deferred financing costs, net	(6,320)	(10,742)
Total Notes Payable, net	$1,240,114	$1,282,652
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2026. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2026, consisting of the contractual interest rate and using interest rate indices as of June 30, 2026, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of June 30, 2026; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) Beginning January 1, 2024, the borrower under The Almaden Mortgage Loan was required to make a monthly principal payment in the amount of $130,000. Subsequent to June 30, 2026, the borrower under The Almaden Mortgage Loan entered into an amendment to the loan agreement with the lender and further extended the maturity date of The Almaden Mortgage Loan to October 1, 2026. The amendment eliminated the requirement of the borrower under The Almaden Mortgage Loan to make a monthly principal amortization payment beginning August 1, 2026.
(4) Beginning April 1, 2025, the borrower under the Carillon Mortgage Loan is required to make a monthly principal payment in the amount of $112,000. As of June 30, 2026, the outstanding principal balance of the Carillon Mortgage Loan was $89.5 million and $3.9 million of new funding was available for future disbursement, subject to certain terms and conditions contained in the loan documents. For more information on this loan, see the 2025 Annual Report.
(5) Secured Overnight Financing Rate (“Term SOFR”).
(6) For more information on this loan, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025 (the “2024 Annual Report”) and “– Recent Financing Transactions – Modified Portfolio Revolving Loan Facility” below.
(7) For more information on this loan, see the 2024 Annual Report, “– Recent Financing Transactions – 3001 & 3003 Washington Mortgage Loan” below and Note 14, “Subsequent Events – 3001 & 3003 Washington Mortgage Loan Letter Agreement.”
(8) As of June 30, 2026, the outstanding principal balance of the Accenture Tower Loan was $317.4 million and $4.6 million of new funding was available for future disbursement, subject to certain terms and conditions contained in the loan documents. As of June 30, 2026, the Accenture Tower Loan has one 12-month extension option available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents. For more information on this loan, see the 2024 Annual Report.
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
(10) As of June 30, 2026, the outstanding principal balance of the Amended and Restated Portfolio Loan Facility was $387.7 million (the “Principal Debt”) and $5.5 million of new funding (“Additional Loan Proceeds”; the Additional Loan Proceeds together with the Principal Debt are the “Maximum Facility Amount”) was available for future disbursement, subject to certain terms and conditions contained in the loan documents. As of June 30, 2026, the Amended and Restated Portfolio Loan Facility has two additional 12-month extension options available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents. The borrowers under the Amended and Restated Portfolio Loan Facility (the “Amended and Restated Portfolio Loan Facility Borrowers”) are required to paydown a portion of the loan such that the Maximum Facility Amount is not greater than (i) $420.0 million on or before December 31, 2025, (ii) $300.0 million on or before December 31, 2026 and (iii) $150.0 million on or before December 31, 2027. In connection with the paydown provisions, the loan requires the sale of Counted Projects (defined below), from time to time, such that the Company does not own more than five Counted Projects as of December 31, 2025, four Counted Projects as of December 31, 2026 and three Counted Projects as of December 31, 2027. The Counted Projects are the Portfolio Loan Properties (defined below) and Accenture Tower. Following the release of Sterling Plaza in connection with its disposition on July 11, 2025, the Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Towers at Emeryville, Ten Almaden and Town Center (the “Portfolio Loan Properties”). For more information on this loan, see the 2025 Annual Report.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
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
As of June 30, 2026, the estimated fair value of The Almaden was less than the outstanding mortgage debt that had a maturity date of August 1, 2026. Subsequent to June 30, 2026, the maturity date of The Almaden Mortgage Loan was further extended to October 1, 2026.
During the three and six months ended June 30, 2026, the Company’s interest expense related to notes payable was $24.4 million and $49.4 million, respectively, and during the three and six months ended June 30, 2025, the Company’s interest expense related to notes payable was $30.5 million and $58.9 million, respectively, which excludes the impact of interest rate swaps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $3.4 million and $6.8 million for the three and six months ended June 30, 2026, respectively, and $3.6 million and $5.9 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, $6.9 million and $0.7 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2026 (in thousands):

July 1, 2026 through December 31, 2026	$918,934
2027	327,500
2028	—
2029	—
2030	—
Thereafter	—
$1,246,434

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
8. NOTES PAYABLE (CONTINUED)
The Company’s notes payable contain financial debt covenants. As of June 30, 2026, the Company believes it was in compliance with the financial debt covenants under its notes payable. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of June 30, 2026, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility, the Amended and Restated Portfolio Loan Facility, the 3001 & 3003 Washington Mortgage Loan, the Accenture Tower Loan and the Carillon Mortgage Loan are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases and for certain loans a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.
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
On January 27, 2026 and April 2, 2026, the Company, through the Modified Portfolio Revolving Loan Borrowers, entered into modification agreements with the Modified Portfolio Revolving Loan Agent and the Modified Portfolio Revolving Loan Lenders (the “Fourth Modification Agreement” and “Fifth Modification Agreement”, respectively). Through these modification agreements, the maturity date of the Modified Portfolio Revolving Loan Facility was extended to December 15, 2026. The Fifth Modification Agreement provides for an additional extension of the maturity date to March 31, 2027, subject to the satisfaction of certain terms and conditions contained in the Fifth Modification Agreement, some of which conditions are not in the sole control of the Company, including the Company’s taking identified actions relating to its portfolio.
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
Upon closing of the Fifth Modification Agreement and after giving effect to the disbursement of the holdbacks described below, as of June 30, 2026, the outstanding principal balance of the Modified Portfolio Revolving Loan Facility was $160.4 million, with no additional holdbacks available for future funding.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
8. NOTES PAYABLE (CONTINUED)
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
Pursuant to the Fifth Modification Agreement, the Company agreed to further deferrals. Specifically, the Modified Portfolio Revolving Loan Borrowers agreed to defer payment to the Company of all REIT-level expenses allocable to the Modified Portfolio Revolving Loan Properties and to defer payment to the Advisor of asset management fees allocable to the Modified Portfolio Revolving Loan Properties (together, the “Deferred Expenses”). The Deferred Expenses may only be paid as follows:
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
June 30, 2026
(unaudited)
8. NOTES PAYABLE (CONTINUED)
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
For more information on the Modified Portfolio Revolving Loan Facility, see the 2024 Annual Report.
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
On August 4, 2026, the Company, through the 3001 & 3003 Washington Borrowers, entered into a letter agreement (the “Letter Agreement”) with the 3001 & 3003 Washington Lender. See Note 14, “Subsequent Events – 3001 & 3003 Washington Mortgage Loan Letter Agreement” for more information. Also see the 2024 Annual Report for additional information about this loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
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
As of June 30, 2026, the Company has entered into seven interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2026 and December 31, 2025. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2026		December 31, 2025			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2026
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	7	$700,000	12	$1,000,000	One-month Term SOFR/ Fixed at 3.32% - 3.92%	3.6%	0.2
_____________________
(1) During the six months ended June 30, 2026, five of the Company’s interest rate swaps expired.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 (dollars in thousands):

		June 30, 2026		December 31, 2025
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	7	$239	7	$764
Interest rate swaps	Other liabilities, at fair value	—	$—	5	$(407)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
9. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$89	$—	$152	$—
Realized gain recognized on interest rate swaps	(289)	(2,704)	(1,047)	(5,392)
Unrealized loss on interest rate swaps	160	1,735	118	6,258
Net (gain) loss on derivative instruments	$(40)	$(969)	$(777)	$866

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
Real estate equity securities: At June 30, 2026, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2026 and December 31, 2025, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2026			December 31, 2025
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,246,434	$1,240,114	$1,202,007	$1,293,394	$1,282,652	$1,274,576

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
As of June 30, 2026, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$38,226	$38,226	$—	$—
Asset derivatives - interest rate swaps	$239	$—	$239	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
During the six months ended June 30, 2026, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$172,667	$—	$—	$172,667
_____________________
(1) Amount represents the fair value for real estate assets impacted by impairment charges during the six months ended June 30, 2026, as of the date that the fair value measurement was made, which was June 30, 2026. The carrying value for the real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date of June 30, 2026.
As of June 30, 2026, two of the Company’s real estate properties were measured at their estimated fair values based on (i) the contracted sales price for one office property and (ii) offers received for one office property that was marketed for sale. See Note 4, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

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
As of January 1, 2025, the Company, together with the Dealer Manager, the Advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2026, the Company renewed its participation in the program, and the program is effective through June 30, 2027.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2026 and 2025, respectively, and any related amounts payable as of June 30, 2026 and December 31, 2025 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Expensed
Asset management fees (1)	$4,123	$4,643	$8,278	$9,227	$20,626	$19,740
Reimbursement of operating expenses (2)	62	76	126	187	56	77
Disposition fees (3)	—	—	322	—	322	—
	$4,185	$4,719	$8,726	$9,414	$21,004	$19,817
_____________________
(1) See below “–Asset Management Fees.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, internal audit consulting costs, accounting software costs, environmental, social and governance costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $62,000 and $131,000 for the three and six months ended June 30, 2026, respectively, and $41,000 and $79,000 for the three and six months ended June 30, 2025, respectively, and were the only type of personnel costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2026 and 2025. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see below, “–Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations. As of June 30, 2026, the Company accrued $0.3 million of disposition fees payable to the Advisor related to the sale of Gateway Tech Center. Payment will be deferred until the obligations under the Senior Debt (defined below) have been paid in full and pursuant to the terms of the Modified Portfolio Revolving Loan Facility (as modified and amended to date). See below, “– Disposition Fees.”
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three and six months ended June 30, 2026 and 2025, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
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
On November 22, 2024, the Advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among REIT Properties III, the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”). Pursuant to the Subordination Agreement, the Advisor agreed that payment of certain asset management fees owed by the Company to the Advisor pursuant to the Advisory Agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to the Advisor associated with five of the Company’s real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that the Company may pay the Advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full. Additionally, pursuant to the Fourth Modification Agreement to the Modified Portfolio Revolving Loan Facility, with respect to 515 Congress, Gateway Tech Center and 201 17th Street, the Company agreed to limit the amount of asset management fees that may be paid by the Company to the Advisor to 90% of the asset management fees associated with 515 Congress, Gateway Tech Center and 201 17th Street (with the remaining 10% of the asset management fees associated with these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full). Pursuant to the Fifth Modification Agreement to the Modified Portfolio Revolving Loan Facility and the related amendment to the Advisory Agreement, the Company agreed to further deferrals of the payment of asset management fees to the Advisor with respect to 515 Congress and 201 17th Street. Specifically, pursuant to the Fifth Modification Agreement, the Modified Portfolio Revolving Loan Facility Borrowers agreed to defer payment to the Company of all REIT-level expenses allocable to 515 Congress and 201 17th Street and to defer payment to the Advisor of asset management fees allocable to 515 Congress and 201 17th Street (together, the “Deferred Expenses”). The Deferred Expenses may only be paid (i) upon the sale of 515 Congress or 201 17th Street, (ii) if no defaults or events of default exist under the Modified Portfolio Revolving Loan Facility, and (iii) such Deferred Expenses may only be paid in an amount equal to the aggregate unpaid Deferred Expenses that have accrued as of the date of the closing of the sale of such property but only to the extent that the net sale proceeds from the sale of such property exceed the minimum release price for such property, with any shortfall being further deferred until all outstanding obligations under the Modified Portfolio Revolving Loan Facility are paid in full. The Company sold Gateway Tech Center on March 31, 2026 and Gateway Tech Center was released as security for the Modified Portfolio Revolving Loan Facility.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
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
Further, on February 6, 2025, in connection with an amendment to the Amended and Restated Portfolio Loan Facility, the Company and the Advisor entered into an amendment to the Advisory Agreement to defer 10% of the asset management fees associated with 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center until the obligations under the Amended and Restated Portfolio Loan Facility are paid in full, or the requirements to pay such deferred fees are met during the extension period of the loan; provided that no asset management fees with respect to 60 South Sixth, Sterling Plaza, Towers at Emeryville, Ten Almaden and Town Center may be paid during the occurrence and continuance of a default or potential default under the Amended and Restated Portfolio Loan Facility for which the Company has received notice that has not been waived or cured. The Company sold Sterling Plaza on July 11, 2025 and Sterling Plaza was released as security for the Amended and Restated Portfolio Loan Facility.
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023, when the Company had deposited $8.5 million in cash into such account. Following such time and except as described herein, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of June 30, 2026, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
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
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described in the paragraph above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to June 30, 2026. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
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
June 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
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
As of June 30, 2026 and December 31, 2025, the Company had accrued $20.6 million and $19.7 million of asset management fees, respectively, of which (i) $8.5 million were Deferred Asset Management Fees as of June 30, 2026 and December 31, 2025, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of June 30, 2026 and December 31, 2025, and (iii) $2.5 million and $1.4 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of the Company’s debt obligations as of June 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, the Company had $1.3 million of asset management fees payable related to asset management fees incurred for the month of December 2025, which were subsequently paid in January 2026. As of June 30, 2026, the Company had $1.1 million of asset management fees payable related to asset management fees incurred for the month of June 2026, which were subsequently paid in July 2026.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress, Gateway Tech Center (sold March 2026), 201 17th Street and Accenture Tower, the Advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to the Advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent. Pursuant to the Fourth Modification Agreement to the Modified Portfolio Revolving Loan Facility, the Company agreed not to pay any disposition fees to the Advisor related to 515 Congress, Gateway Tech Center and 201 17th Street without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of such properties (with any remaining disposition fees payable to the Advisor related to these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full). As of June 30, 2026, the Company accrued and deferred $0.3 million of disposition fees payable in connection with the sale of Gateway Tech Center.
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
On August 12, 2024, the Lessor entered into a Second Amendment to Deed of Office Lease with the Lessee to extend the lease period commencing on September 1, 2024 and expiring on November 30, 2029, unless terminated earlier in accordance with certain terms and conditions contained therein (the “Second Amended Lease”), and set the annual base rent during the extension period. The annualized base rent for the Second Amended Lease is approximately $0.3 million, and the average annual rental rate (net of rental abatements) over the term of the Second Amended Lease is $53.75 per square foot.
During the three and six months ended June 30, 2026, the Company recognized $69,000 and $139,000 of revenue related to this lease, respectively. During the three and six months ended June 30, 2025, the Company recognized $70,000 and $139,000 of revenue related to this lease, respectively.
Prior to their approval of the lease, the Amended Lease and the Second Amended Lease, the Company’s conflicts committee and board of directors determined the lease to be fair and reasonable to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2026
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
During the three and six months ended June 30, 2026 and 2025, no other business transactions occurred between the Company and the Advisor, the Dealer Manager or other KBS-affiliated entities.

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
June 30, 2026
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2026.

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
3001 & 3003 Washington Mortgage Loan Letter Agreement
On August 4, 2026, the Company, through the 3001 & 3003 Washington Borrowers, entered into a Letter Agreement related to the 3001 & 3003 Washington Mortgage Loan with the 3001 & 3003 Washington Lender. The Letter Agreement waived certain conditions to exercising the maturity date Extension Option and extended the maturity date of the 3001 & 3003 Washington Mortgage Loan to November 2, 2026.

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
•As of August 13, 2026, six of our debt facilities (representing $1.2 billion of our outstanding debt that are secured by 11 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
We have invested in a diverse portfolio of real estate investments. As of June 30, 2026, we owned 11 office properties and an investment in the equity securities of the SREIT.
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
Since February 2024, we have refinanced, restructured or extended $1.4 billion of maturing debt obligations, some of which was subsequently paid down. As of August 13, 2026, we had debt obligations in the aggregate principal amount of $1.2 billion, with a weighted-average remaining term of 0.3 years.
In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio.
As of August 13, 2026, we have $1.2 billion of loan maturities and required principal paydowns during the next 12 months. Our loan agreements require us to sell two properties in 2025 (which we have completed), three properties in 2026 (one of which we have completed) and up to three properties in 2027. However, to qualify for an extension of one of our debt facilities in 2026, we must have entered into a qualifying purchase and sale agreement for a property securing the loan, potentially resulting in the sale of one additional property in 2026. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.

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
In addition to providing guarantees under our loan agreements for “bad boy” carve-out obligations (e.g., intentional acts, fraud and intentional misrepresentations), certain bankruptcy or insolvency events, certain environmental liabilities and for failure to comply with certain requirements in the loan documents, REIT Properties III also provides principal guarantees of 25% of the outstanding balance of the Accenture Tower Loan, 10% of the outstanding balance of the Amended and Restated Portfolio Loan Facility, and 25% of the committed amount under the Modified Portfolio Revolving Loan Facility, which principal guarantees represented $79.4 million, $38.8 million and $40.1 million, respectively, as of June 30, 2026.
As of August 13, 2026, six of our debt facilities (representing $1.2 billion of our outstanding debt that are secured by 11 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Declines in rental rates, slower or potentially negative net absorption of leased space and increased rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties have decreased and could continue to decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), increased rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Increases in the cost of financing due to elevated interest rates and higher market interest rate spreads has prevented us from refinancing debt obligations at terms as favorable as the terms of the debt we were refinancing. Further, increases in interest rates increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not fixed through interest rate swap agreements or limited by interest rate caps. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. The current challenging interest rate environment and low level of financing available in the current environment have had a downward impact on real estate values, especially for commercial office buildings, and these factors have significantly impacted the amount of transaction activity in the commercial real estate market and made valuing such assets increasingly difficult. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure in this challenging environment.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of June 30, 2026, we held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of August 13, 2026, the aggregate value of our investment in the units of the SREIT was $38.7 million, which was based solely on the closing price of the units on the SGX-ST of $0.163 per unit as of August 13, 2026, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.717 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
As of August 13, 2026, we had mortgage debt obligations in the aggregate principal amount of $1.2 billion, with a weighted-average remaining term of 0.3 years. As of August 13, 2026, our debt obligations consisted of $116.0 million of fixed rate notes payable and $1.1 billion of variable rate notes payable. As of August 13, 2026, the interest rates on $200.0 million of our variable rate notes payable were effectively fixed through two interest rate swap agreements, which will mature on November 1, 2026.
As of August 13, 2026, we have $1.2 billion of loan maturities and required principal paydowns during the next 12 months. As of June 30, 2026, we believe we were in compliance with the financial debt covenants under our notes payable.
Our loan agreements require us to sell two properties in 2025 (which we have completed), three properties in 2026 (one of which we have completed) and up to three properties in 2027. However, to qualify for an extension of one of our debt facilities in 2026, we must have entered into a qualifying purchase and sale agreement for a property securing the loan, potentially resulting in the sale of one additional property in 2026. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain.
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
As of June 30, 2026, the estimated fair value of The Almaden was less than the outstanding mortgage debt that had a maturity date of August 1, 2026. Subsequent to June 30, 2026, the maturity date of The Almaden Mortgage Loan was further extended to October 1, 2026.
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
In addition, as of August 13, 2026, six of our debt facilities (representing $1.2 billion of our outstanding debt that are secured by 11 of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases and for certain loans a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and decrease our operating flexibility.
As a result of the current interest rate environment, the recent extensions and refinancings of certain of our loans have also reduced our available liquidity due to increased interest rate spreads. Additionally, as of June 30, 2026, we had entered into various interest rate swap agreements that were below market. Four interest rate swaps in the total amount of $400.0 million matured on July 1, 2026 and one interest rate swap in the amount of $100.0 million matured on August 1, 2026. Our two remaining interest rate swaps in the total amount of $200.0 million will mature on November 1, 2026. As these swaps expire, our interest expense will increase and further impact our liquidity position and ongoing cash flows.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of June 30, 2026, our borrowings and other liabilities were approximately 53% of the cost (before deducting depreciation and other noncash reserves) and 55% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We did not redeem any shares of our common stock during the six months ended June 30, 2026. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We terminated our share redemption program on March 15, 2024.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2026 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the six months ended June 30, 2026 and 2025, net cash provided by operating activities was $16.9 million and $0.6 million, respectively. Net cash provided by operating activities increased during the six months ended June 30, 2026 primarily as a result of the timing of payments and cash receipts.
Cash Flows from Investing Activities
Net cash provided by investing activities was $35.4 million for the six months ended June 30, 2026 due to $48.4 million of net proceeds from the sale of Gateway Tech Center, offset by $13.0 million used in improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2026, net cash used in financing activities was $48.3 million as a result of principal payments on notes payable of $50.8 million and payments of deferred financing costs of $1.3 million, offset by proceeds from notes payable of $3.8 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On November 22, 2024, our advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among REIT Properties III, our indirect wholly owned subsidiary, the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”). Pursuant to the Subordination Agreement, our advisor agreed that payment of certain asset management fees owed by us to our advisor pursuant to the advisory agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to our advisor associated with five of our real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that we may pay our advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full. Additionally, pursuant to the Fourth Modification Agreement to the Modified Portfolio Revolving Loan Facility, with respect to 515 Congress, Gateway Tech Center and 201 17th Street, we agreed to limit the amount of asset management fees that we may pay to our advisor to 90% of the asset management fees associated with 515 Congress, Gateway Tech Center and 201 17th Street (with the remaining 10% of the asset management fees associated with these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full). Pursuant to the Fifth Modification Agreement to the Modified Portfolio Revolving Loan Facility and the related amendment to the advisory agreement, we agreed to further deferrals of the payment of asset management fees to our advisor with respect to 515 Congress and 201 17th Street. Specifically, pursuant to the Fifth Modification Agreement, the borrowers under the Modified Portfolio Revolving Loan Facility (which are our indirect wholly owned subsidiaries) agreed to defer payment to us of all REIT-level expenses allocable to 515 Congress and 201 17th Street and to defer payment to our advisor of asset management fees allocable to 515 Congress and 201 17th Street (together, the “Deferred Expenses”). The Deferred Expenses may only be paid (i) upon the sale of 515 Congress or 201 17th Street, (ii) if no defaults or events of default exist under the Modified Portfolio Revolving Loan Facility, and (iii) such Deferred Expenses may only be paid in an amount equal to the aggregate unpaid Deferred Expenses that have accrued as of the date of the closing of the sale of such property but only to the extent that the net sale proceeds from the sale of such property exceed the minimum release price for such property, with any shortfall being further deferred until all outstanding obligations under the Modified Portfolio Revolving Loan Facility are paid in full. We sold Gateway Tech Center on March 31, 2026 and Gateway Tech Center was released as security for the Modified Portfolio Revolving Loan Facility. For more information, see Note 8, “Notes Payable – Recent Financing Transactions – Modified Portfolio Revolving Loan Facility.”
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described in the paragraph above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to June 30, 2026.
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
As of June 30, 2026, we had accrued $20.6 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also included in accrued asset management fees as of June 30, 2026 were $8.5 million of restricted cash deposited into the Bonus Retention Fund and $2.5 million of asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. We had not made any payments to our advisor from the Bonus Retention Fund as of June 30, 2026. As of June 30, 2026, we had $1.1 million of asset management fees payable related to asset management fees incurred for the month of June 2026, which were subsequently paid in July 2026.
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
Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress, Gateway Tech Center (sold March 2026), 201 17th Street and Accenture Tower, our advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to our advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent. Pursuant to the Fourth Modification Agreement to the Modified Portfolio Revolving Loan Facility, we agreed not to pay any disposition fees to our advisor related to 515 Congress, Gateway Tech Center and 201 17th Street without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of such properties (with any remaining disposition fees payable to our advisor related to these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full). As of June 30, 2026, we accrued and deferred $0.3 million of disposition fees payable in connection with the sale of Gateway Tech Center.

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
Debt Obligations
The following is a summary of our debt obligations as of June 30, 2026 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2026	2027
Outstanding debt obligations (1)	$1,246,434	$918,934	$327,500
Interest payments on outstanding debt obligations (2)	32,960	30,389	2,571
Interest payments on interest rate swaps (3) (4)	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of June 30, 2026. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. See the above discussion under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2026 (consisting of the contractual interest rate and using interest rate indices as of June 30, 2026, where applicable). We incurred interest expense related to notes payable of $42.6 million, excluding amortization of deferred financing costs totaling $6.8 million, during the six months ended June 30, 2026.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of June 30, 2026. In the case where the swapped floating rate (one-month Term SOFR) at June 30, 2026 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties.
(4) We recognized net realized gains related to interest rate swaps of $0.9 million, excluding unrealized loss on derivative instruments of $118,000, during the six months ended June 30, 2026.
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
Overview
As of June 30, 2025, we owned 13 office properties, one mixed-use office/retail property and an investment in the equity securities of the SREIT. Subsequent to June 30, 2025, we sold two office properties and one mixed-use office/retail property. As a result, as of June 30, 2026, we owned 11 office properties and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three and six months ended June 30, 2026 and 2025 are not directly comparable. The following tables provide summary information about our results of operations for the three and six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

Comparison of the three months ended June 30, 2026 versus the three months ended June 30, 2025

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2026	2025
Rental income	$52,004	$60,904	$(8,900)	(15)%	$(9,233)	$333
Other operating income	3,961	4,479	(518)	(12)%	(679)	161
Operating, maintenance and management	14,588	17,267	(2,679)	(16)%	(2,189)	(490)
Real estate taxes and insurance	10,051	11,912	(1,861)	(16)%	(1,483)	(378)
Asset management fees to affiliate	4,123	4,643	(520)	(11)%	(548)	28
General and administrative expenses	1,729	2,279	(550)	(24)%	n/a	n/a
Depreciation and amortization	20,545	25,193	(4,648)	(18)%	(2,558)	(2,090)
Interest expense	24,383	30,508	(6,125)	(20)%	(1,113)	(5,012)
Net gain on derivative instruments	(40)	(969)	929	(96)%	—	929
Impairment charges on real estate	17,746	—	17,746	100%	—	17,746
Unrealized (loss) gain on real estate equity securities	(2,374)	2,849	(5,223)	(183)%	—	(5,223)
Other interest income	78	152	(74)	(49)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 related to the dispositions of properties after April 1, 2025. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to an office property sold in July 2025 and an office property sold in March 2026 is not reflected in the column for changes due to dispositions of properties. In July 2025, we repaid $87.7 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of an office property. In March 2026, we repaid $47.5 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of one office property.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $60.9 million for the three months ended June 30, 2025 to $52.0 million for the three months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026. We expect rental income to decrease in future periods as a result of the disposition of these three properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Other operating income decreased from $4.5 million for the three months ended June 30, 2025 to $4.0 million for the three months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026, partially offset by an increase in parking revenues at properties held throughout both periods as employees returned to the office. We expect other operating income to decrease to the extent we dispose of additional properties and to vary in future periods based on occupancy rates and parking rates at our real estate properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance and management costs decreased from $17.3 million for the three months ended June 30, 2025 to $14.6 million for the three months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026, and an overall decrease in repairs and maintenance costs which vary based on the needs and timing of budgeted repair projects at properties held throughout both periods. We expect operating, maintenance and management costs to decrease to the extent we dispose of additional properties and to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $11.9 million for the three months ended June 30, 2025 to $10.1 million for the three months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026 and a reduction in real estate taxes as a result of a successful property tax appeal at a property held throughout both periods. We expect real estate taxes and insurance to decrease to the extent we dispose of additional properties and to vary based on future property tax reassessments for properties that we continue to own.
Asset management fees with respect to our real estate investments decreased from $4.6 million for the three months ended June 30, 2025 to $4.1 million for the three months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026. We expect asset management fees to decrease to the extent we dispose of properties and to increase in future periods as a result of any improvements we make to our properties. As of June 30, 2026, there were $20.6 million of accrued asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund, and (iii) $2.5 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of June 30, 2026, we had $1.1 million of asset management fees payable related to asset management fees incurred for the month of June 2026, which were subsequently paid in July 2026. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “– Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $2.3 million for the three months ended June 30, 2025 to $1.7 million for the three months ended June 30, 2026, primarily due to legal fees incurred during the three months ended June 30, 2025 related to the disposition of real estate properties, which fees were subsequently reclassified to selling expenses upon the sale of these properties in July 2025 and September 2025, respectively. General and administrative costs consisted primarily of portfolio legal fees, directors’ and officers’ insurance coverage costs, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs.
Depreciation and amortization decreased from $25.2 million for the three months ended June 30, 2025 to $20.5 million for the three months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026 and a decrease in depreciation and amortization due to the reduced depreciable asset basis for The Almaden, Towers at Emeryville and 60 South Sixth as a result of non-cash impairment charges recorded during the year ended December 31, 2025 and additional non-cash impairment charges recorded during the three months ended March 31, 2026. We expect depreciation and amortization to decrease in future periods to the extent we dispose of properties, decrease for the properties for which we recognized non-cash impairment charges during the year ended December 31, 2025 and the six months ended June 30, 2026, respectively, which reduced those properties’ depreciable book value, and decrease due to fully amortized tenant origination and absorption costs, offset by an increase as a result of additional capital improvements.
Interest expense decreased from $30.5 million for the three months ended June 30, 2025 to $24.4 million for the three months ended June 30, 2026. Included in interest expense was (i) $26.9 million and $21.0 million of interest expense payments for the three months ended June 30, 2025 and 2026, respectively, and (ii) the amortization of deferred financing costs of $3.6 million and $3.4 million for the three months ended June 30, 2025 and 2026, respectively. The decrease in interest expense was primarily due to less interest expense incurred as a result of loan paydowns in connection with the sales of real properties in July 2025, September 2025 and March 2026, and lower one-month Term SOFR during the three months ended June 30, 2026 and the impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease due to required loan paydowns, to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase due to higher interest rate spreads as a result of recent financings.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We recorded net gain on derivative instruments of $40,000 for the three months ended June 30, 2026. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $0.3 million, offset by (ii) unrealized loss on interest rate swaps of $0.2 million and (iii) realized loss on interest rate swaps of $89,000 for the three months ended June 30, 2026. We recorded net gain on derivative instruments of $1.0 million for the three months ended June 30, 2025. Included in net gain on derivative instruments was realized gain on interest rate swaps of $2.7 million, offset by unrealized loss on interest rate swaps of $1.7 million for the three months ended June 30, 2025. The change in net (gain) loss on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended June 30, 2026. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
During the three months ended June 30, 2026, we recorded non-cash impairment charges of $17.8 million to write down the carrying value of two office properties to their estimated fair value based on (i) the contracted sales price for one office property and (ii) offers received for one office property that was marketed for sale. We did not record any impairment charges during the three months ended June 30, 2025.
During the three months ended June 30, 2026, we recorded an unrealized loss on real estate equity securities of $2.4 million, and during the three months ended June 30, 2025, we recorded an unrealized gain on real estate equity securities of $2.8 million, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.

Comparison of the six months ended June 30, 2026 versus the six months ended June 30, 2025

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2026	2025
Rental income	$105,907	$121,168	$(15,261)	(13)%	$(16,557)	$1,296
Dividend income from real estate equity securities	594	261	333	128%	—	333
Other operating income	7,853	8,342	(489)	(6)%	(1,122)	633
Operating, maintenance and management	29,841	34,317	(4,476)	(13)%	(4,046)	(430)
Real estate taxes and insurance	19,997	23,772	(3,775)	(16)%	(3,031)	(744)
Asset management fees to affiliate	8,278	9,227	(949)	(10)%	(1,003)	54
General and administrative expenses	3,377	4,818	(1,441)	(30)%	n/a	n/a
Depreciation and amortization	41,745	51,599	(9,854)	(19)%	(5,158)	(4,696)
Interest expense	49,388	58,855	(9,467)	(16)%	(2,215)	(7,252)
Net (gain) loss on derivative instruments	(777)	866	(1,643)	(190)%	—	(1,643)
Impairment charges on real estate	28,385	—	28,385	100%	—	28,385
Unrealized loss on real estate equity securities	(8,547)	(2,374)	(6,173)	260%	—	(6,173)
Gain on sale of real estate, net	22,754	—	22,754	100%	22,754	—
Other interest income	168	336	(168)	(50)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 related to the dispositions of properties after January 1, 2025. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to the one office property sold during the year ended December 31, 2025 and an office property sold during the six months ended June 30, 2026 is not reflected in the column for changes due to dispositions of properties. During the year ended December 31, 2025, we repaid $87.7 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of one office property in July 2025. During the six months ended June 30, 2026, we repaid $47.5 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of one office property in March 2026.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 related to real estate investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rental income from our real estate properties decreased from $121.2 million for the six months ended June 30, 2025 to $105.9 million for the six months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026 and lease expirations subsequent to June 30, 2025 with respect to a property held throughout both periods, partially offset by an increase in rental income due to lease commencements subsequent to June 30, 2025 at two properties held throughout both periods and lease termination fees received during the six months ended June 30, 2026 with respect to a property held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of these three properties and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities increased from $0.3 million for the six months ended June 30, 2025 to $0.6 million for the six months ended June 30, 2026 due to an increase in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.
Other operating income decreased from $8.3 million for the six months ended June 30, 2025 to $7.9 million for the six months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026, partially offset by an increase in parking revenues at properties held throughout both periods as employees returned to the office. We expect other operating income to decrease to the extent we dispose of additional properties and to vary in future periods based on occupancy rates and parking rates at our real estate properties.
Operating, maintenance and management costs decreased from $34.3 million for the six months ended June 30, 2025 to $29.8 million for the six months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026, and an overall decrease in repairs and maintenance costs which vary based on the needs and timing of budgeted repair projects at properties held throughout both periods. We expect operating, maintenance and management costs to decrease to the extent we dispose of additional properties and to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $23.8 million for the six months ended June 30, 2025 to $20.0 million for the six months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026, and a reduction in real estate taxes as a result of a successful property tax appeal at a property held throughout both periods. We expect real estate taxes and insurance to decrease to the extent we dispose of additional properties and to vary based on future property tax reassessments for properties that we continue to own.
Asset management fees decreased from $9.2 million for the six months ended June 30, 2025 to $8.3 million for the six months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026. We expect asset management fees to decrease to the extent we dispose of additional properties and to increase in future periods as a result of any improvements we make to our properties. As of June 30, 2026, there were $20.6 million of accrued asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund, and (iii) $2.5 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of June 30, 2026, we had $1.1 million of asset management fees payable related to asset management fees incurred for the month of June 2026, which were subsequently paid in July 2026. For a discussion of asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $4.8 million for the six months ended June 30, 2025 to $3.4 million for the six months ended June 30, 2026, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts during the six months ended June 30, 2025, and legal fees incurred during the six months ended June 30, 2025 related to the disposition of real estate properties, which were subsequently reclassified to selling expenses upon the sale of these properties in July 2025 and September 2025, respectively. General and administrative costs consisted primarily of portfolio legal fees, directors’ and officers’ insurance coverage costs, board of directors fees, third party transfer agent fees, financial and advisory consulting fees and audit costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Depreciation and amortization decreased from $51.6 million for the six months ended June 30, 2025 to $41.7 million for the six months ended June 30, 2026, primarily due to the sales of real properties in July 2025, September 2025 and March 2026 and a decrease in depreciation and amortization due to the reduced depreciable asset basis for The Almaden, Towers at Emeryville and 60 South Sixth as a result of non-cash impairment charges recorded during the year ended December 31, 2025 and additional non-cash impairment charges recorded during the three months ended March 31, 2026. We expect depreciation and amortization to decrease in future periods to the extent we dispose of properties, decrease for the properties for which we recognized non-cash impairment charges during the year ended December 31, 2025 and the six months ended June 30, 2026, respectively, which reduced those properties’ depreciable book value, and decrease due to fully amortized tenant origination and absorption costs, offset by an increase as a result of additional capital improvements.
Interest expense decreased from $58.9 million for the six months ended June 30, 2025 to $49.4 million for the six months ended June 30, 2026. Included in interest expense was (i) $53.0 million and $42.6 million of interest expense payments for the six months ended June 30, 2025 and 2026, respectively, and (ii) the amortization of deferred financing costs of $5.9 million and $6.8 million for the six months ended June 30, 2025 and 2026, respectively. The decrease in interest expense was primarily due to less interest expense incurred as a result of loan paydowns in connection with the sales of real properties in July 2025, September 2025 and March 2026, and lower one-month Term SOFR during the six months ended June 30, 2026 and the impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease due to required loan paydowns, to vary based on fluctuations in interest rates (for our variable rate debt) and the amount of future borrowings and to increase due to higher interest rate spreads as a result of recent financings.
We recorded net gain on derivative instruments of $0.8 million for the six months ended June 30, 2026. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $1.0 million, offset by (ii) unrealized loss on interest rate swaps of $0.1 million and (iii) realized loss on interest rate swaps of $0.1 million for the six months ended June 30, 2026. We recorded net loss on derivative instruments of $0.9 million for the six months ended June 30, 2025. Included in net loss on derivative instruments was (i) unrealized loss on interest rate swaps of $6.3 million, offset by (ii) realized gain on interest rate swaps of $5.4 million for the six months ended June 30, 2025. The change in net (gain) loss on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the six months ended June 30, 2026. In general, we expect net gains or losses on derivative instruments to vary based on fair value changes with respect to our interest rate swaps that are not accounted for as cash flow hedges. In addition, as the remaining lives of our interest rate swaps that are not accounted for as cash flow hedges decrease, we expect the fair values of these interest rate swaps to move towards zero, decreasing the net gains or losses on derivative instruments.
During the six months ended June 30, 2026, we recorded non-cash impairment charges of $28.4 million to write down the carrying value of two office properties to their estimated fair values. The $17.8 million of non-cash impairment charges recorded during the three months ended June 30, 2026 were based on (i) the contracted sales price for one office property and (ii) offers received for one office property that was marketed for sale. Of the $28.4 million non-cash impairment charges recorded during the six months ended June 30, 2026, $10.6 million of non-cash impairment charges were recorded during the three months ended March 31, 2026 to write down the carrying value of an office property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued softening of market conditions in the central business district where the asset is located, which included an increase in the terminal cap and discount rates, and reduced projected revenue due to slower projected rent growth and leasing activity in the market. We did not record any impairment charges during the six months ended June 30, 2025.
During the six months ended June 30, 2026 and 2025, we recorded an unrealized loss on real estate equity securities of $8.5 million and $2.4 million, respectively, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.
We recognized a gain on sale of real estate of $22.8 million during the six months ended June 30, 2026 related to the disposition of Gateway Tech Center. We did not recognize any gain on sale of real estate during the six months ended June 30, 2025.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2026 and 2025 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(39,456)	$(22,449)	$(51,505)	$(55,721)
Depreciation of real estate assets	17,671	21,557	35,914	44,138
Amortization of lease-related costs	2,874	3,636	5,831	7,461
Impairment charges on real estate	17,746	—	28,385	—
Unrealized loss (gain) on real estate equity securities	2,374	(2,849)	8,547	2,374
Gain on sale of real estate, net	—	—	(22,754)	—
FFO (1)	1,209	(105)	4,418	(1,748)
Straight-line rent and amortization of above- and below-market leases, net	(453)	(1,948)	(1,377)	(4,264)
Unrealized loss on derivative instruments	160	1,735	118	6,258
MFFO (1)	$916	$(318)	$3,159	$246
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
3001 & 3003 Washington Mortgage Loan Letter Agreement
On August 4, 2026, we, through indirect wholly owned subsidiaries, entered into a letter agreement related to the 3001 & 3003 Washington Mortgage Loan (the “Letter Agreement”) with Bank of America, N.A., as administrative agent and lender. The Letter Agreement waived certain conditions to exercising the maturity date extension option and extended the maturity date of the 3001 & 3003 Washington Mortgage Loan to November 2, 2026.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2026, the fair value of our fixed rate debt was $78.6 million and the outstanding principal balance of our fixed rate debt was $116.1 million. The fair value estimate of our fixed rate debt is calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loan was originated as of June 30, 2026. As we expect to hold our fixed rate instruments to maturity (unless the property securing the debt is sold and the loan is repaid) and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2026, we were exposed to market risks related to fluctuations in interest rates on $430.3 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $0.7 billion of our variable rate debt. All of our interest rate swap agreements will mature in 2026. Based on interest rates as of June 30, 2026, and with the consideration of the maturity dates of our interest rate swap agreements, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2027, interest expense on our variable rate debt would increase or decrease by $10.6 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of June 30, 2026 were 7.5% and 6.6%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of June 30, 2026 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2026 where applicable.
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
As of June 30, 2026, we held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT as of that date. As of June 30, 2026, the aggregate value of our investment in the units of the SREIT was $38.2 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.161 per unit as of June 30, 2026, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.719 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. Based solely on the closing price per unit of the SREIT units as of June 30, 2026, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $3.8 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable.
c).Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the six months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

PART II. OTHER INFORMATION
Item 5. Other Information
(a).Stockholder Proposals and Director Nominations for the Annual Meeting of Stockholders
We expect to hold our annual meeting of stockholders (the “Annual Meeting”) on December 17, 2026. Because the date of the Annual Meeting is more than 30 days from the anniversary date of our last annual meeting of stockholders, in accordance with Rule 14a-5(f) and Rule 14a-8(e) (“Rule 14a-8”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are providing the deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 to be eligible for inclusion in our proxy materials relating to the Annual Meeting. In order to be timely and to be eligible for inclusion in our proxy materials relating to the Annual Meeting, director nominations and other stockholder proposals must be received by Jeffrey K. Waldvogel, our Secretary, at our principal offices by the close of business on September 10, 2026, which date we have determined to be reasonable. Such proposals must also comply with our bylaws and the rules of the SEC regarding the inclusion of stockholder proposals in proxy materials, including Rule 14a-19 under the Exchange Act, and any such proposal may be omitted if not in compliance with applicable requirements.
Stockholders interested in nominating a person as a director or presenting any other business for consideration at the Annual Meeting must submit timely notice thereof by following the procedures prescribed in Section 2.12 of our bylaws and in Rules 14a-8 and 14a-19. The date of mailing the notice for the Annual Meeting will be more than 30 days from the first anniversary of the date of mailing the notice for our last annual meeting of stockholders. Thus, to be timely and to be eligible for presentation to and action by our stockholders at the Annual Meeting, director nominations and other stockholder proposals must be received by Mr. Waldvogel at our principal offices by the close of business on the 10th day following the day we file our definitive proxy statement disclosing the date of mailing of the notice for the Annual Meeting. Such proposals must also comply with our bylaws and other applicable laws.
Proposals should be directed to the attention of our Secretary, Mr. Jeffrey K. Waldvogel, KBS Real Estate Investment Trust III, Inc., 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(b).Not applicable.
(c).During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1.1	Fifth Modification Agreement by and among KBSIII 515 Congress, LLC, KBSIII 201 17th Street, LLC, U.S. Bank National Association, and Lenders dated as of April 2, 2026

10.2	Amendment No. 4 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of April 2, 2026

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	August 13, 2026	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 13, 2026	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)