Form 10-Q
period 2026-09-30
KBS Real Estate Investment Trust III, Inc.
filed 2026-11-12
CIK 1482430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of November 9, 2026, there were 148,516,246 outstanding shares of common stock of KBS Real Estate Investment Trust III, Inc.

KBS REAL ESTATE INVESTMENT TRUST III, INC.
FORM 10-Q
September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate:
Land	$169,671	$184,272
Buildings and improvements	1,308,092	1,477,786
Tenant origination and absorption costs	20,600	22,309
Total real estate held for investment, cost	1,498,363	1,684,367
Less accumulated depreciation and amortization	(418,608)	(497,775)
Total real estate held for investment, net	1,079,755	1,186,592
Real estate held for sale, net	—	115,605
Total real estate, net	1,079,755	1,302,197
Real estate equity securities	27,541	46,773
Total real estate and real estate-related investments, net	1,107,296	1,348,970
Cash and cash equivalents	27,887	23,659
Restricted cash	31,082	38,557
Rents and other receivables, net	89,576	90,685
Above-market leases, net	5	52
Assets related to real estate held for sale, net	—	9,786
Prepaid expenses and other assets	54,940	51,400
Total assets	$1,310,786	$1,563,109
Liabilities and equity
Notes payable:
Notes payable, net	$1,157,193	$1,150,216
Notes payable related to real estate held for sale, net	—	132,436
Total notes payable, net	1,157,193	1,282,652
Accounts payable and accrued liabilities	37,338	31,223
Due to affiliate	21,643	19,817
Below-market leases, net	69	230
Liabilities related to real estate held for sale, net	—	2,462
Other liabilities	53,833	48,922
Total liabilities	1,270,076	1,385,306
Commitments and contingencies (Note 13)
Redeemable common stock	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 1,000,000,000 shares authorized, 148,516,246 and 148,516,246 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,485	1,485
Additional paid-in capital	1,313,297	1,313,297
Cumulative distributions in excess of net income	(1,274,072)	(1,136,979)
Total stockholders’ equity	40,710	177,803
Total liabilities and equity	$1,310,786	$1,563,109

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$50,478	$57,134	$156,385	$178,302
Dividend income from real estate equity securities	1,187	285	1,781	546
Other operating income	3,988	4,206	11,841	12,548
Total revenues	55,653	61,625	170,007	191,396
Expenses:
Operating, maintenance and management	15,709	17,833	45,550	52,150
Real estate taxes and insurance	8,833	11,358	28,830	35,130
Asset management fees to affiliate	4,152	4,501	12,430	13,728
General and administrative expenses	1,595	911	4,972	5,729
Depreciation and amortization	19,673	23,203	61,418	74,802
Interest expense	24,420	29,126	73,808	87,981
Net loss (gain) on derivative instruments	16	(551)	(761)	315
Impairment charges on real estate	51,586	65,475	79,971	65,475
Total expenses	125,984	151,856	306,218	335,310
Other income (loss):
Unrealized (loss) gain on real estate equity securities	(10,685)	8,547	(19,232)	6,173
(Loss) gain on sale of real estate, net	(4,650)	77,401	18,104	77,401
Other interest income	78	129	246	465
Total other (loss) income, net	(15,257)	86,077	(882)	84,039
Net loss	$(85,588)	$(4,154)	$(137,093)	$(59,875)
Net loss per common share, basic and diluted	$(0.58)	$(0.03)	$(0.92)	$(0.40)
Weighted-average number of common shares outstanding, basic and diluted	148,516,246	148,516,246	148,516,246	148,516,246

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2026 and 2025 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2026	148,516,246	$1,485	$1,313,297	$(1,188,484)	$126,298
Net loss	—	—	—	(85,588)	(85,588)
Balance, September 30, 2026	148,516,246	$1,485	$1,313,297	$(1,274,072)	$40,710

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2025	148,516,246	$1,485	$1,313,297	$(1,113,944)	$200,838
Net loss	—	—	—	(4,154)	(4,154)
Balance, September 30, 2025	148,516,246	$1,485	$1,313,297	$(1,118,098)	$196,684

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2026 and 2025 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2025	148,516,246	$1,485	$1,313,297	$(1,136,979)	$177,803
Net loss	—	—	—	(137,093)	(137,093)
Balance, September 30, 2026	148,516,246	$1,485	$1,313,297	$(1,274,072)	$40,710

	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2024	148,516,246	$1,485	$1,313,297	$(1,058,223)	$256,559
Net loss	—	—	—	(59,875)	(59,875)
Balance, September 30, 2025	148,516,246	$1,485	$1,313,297	$(1,118,098)	$196,684

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(137,093)	$(59,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,418	74,802
Impairment charges on real estate	79,971	65,475
Unrealized loss (gain) on real estate equity securities	19,232	(6,173)
Deferred rents	(1,508)	(5,200)
Amortization of above- and below-market leases, net	(114)	(199)
Amortization of deferred financing costs	9,963	9,216
Unrealized loss on derivative instruments	276	8,435
Gain on sale of real estate	(18,104)	(77,401)
Changes in operating assets and liabilities:
Rents and other receivables	(1,058)	821
Prepaid expenses and other assets	(10,589)	(5,095)
Accounts payable and accrued liabilities	2,027	(2,441)
Due to affiliate	920	634
Other liabilities	10,312	490
Net cash provided by operating activities	15,653	3,489
Cash Flows from Investing Activities:
Improvements to real estate	(19,999)	(18,511)
Proceeds from sale of real estate, net	135,523	220,098
Net cash provided by investing activities	115,524	201,587
Cash Flows from Financing Activities:
Proceeds from notes payable	3,818	29,222
Principal payments on notes payable	(136,680)	(187,003)
Payments of deferred financing costs	(1,562)	(8,904)
Net cash (used in) financing activities	(134,424)	(166,685)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,247)	38,391
Cash, cash equivalents and restricted cash, beginning of period	62,216	41,574
Cash, cash equivalents and restricted cash, end of period	$58,969	$79,965
Supplemental Disclosure of Cash Flow Information:
Interest paid	$56,168	$70,942
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$6,162	$4,498
Accrued deferred loan financing costs	$9,556	$10,505
Accrued disposition fees	$906	$500

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor (as amended, the “Advisory Agreement”). On January 26, 2010, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. As of September 30, 2026, the Advisor owned 20,857 shares of the Company’s common stock.
The Company owns a diverse portfolio of real estate investments. As of September 30, 2026, the Company owned 10 office properties and an investment in the equity securities of Prime US REIT, a Singapore real estate investment trust (the “SREIT”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
2. GOING CONCERN
Each reporting period, management evaluates the Company’s ability to continue as a going concern by evaluating conditions and events, including assessing the Company’s liquidity needs in order to satisfy upcoming debt obligations and the Company’s ability to satisfy debt covenant requirements. Through the normal course of operations, the Company has $1.0 billion of notes payable maturities and required principal paydowns during the 12-month period from the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to (i) reduce the loan commitments and/or make paydowns on certain loans and (ii) commit to sell real estate assets, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns, requirements contained in the Company’s loan agreements and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. Additionally, the Company may relinquish ownership of one or more secured properties to the mortgage lender. However, there can be no assurances as to the certainty or timing of management’s plans to be effectively implemented within one year from the date the financial statements are issued, as certain elements of management’s plans are outside the control of the Company, including its ability to repay outstanding debt obligations at maturity, make certain required principal paydowns during the terms of the loans, satisfy other terms and conditions contained in its loan agreements, refinance, restructure or extend certain debt obligations and sell assets in the current real estate and financial markets. As a result of the Company’s upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the low amount of transaction volume in the U.S. office market for assets similar in size to those the Company owns as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 8, “Notes Payable” for further information regarding the Company’s notes payable.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
September 30, 2026
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
During the nine months ended September 30, 2026, the Company sold two office properties. As a result, certain assets and liabilities related to these properties were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 was equal to net income (loss) for these respective periods.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2026 and 2025, respectively.
No distributions were declared for the three and nine months ended September 30, 2026 and 2025, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
4. REAL ESTATE
Real Estate Held for Investment
As of September 30, 2026, the Company’s real estate portfolio held for investment was composed of 10 office properties encompassing in the aggregate approximately 5.2 million rentable square feet. As of September 30, 2026, the Company’s real estate portfolio held for investment was collectively 75.9% occupied. The following table summarizes the Company’s investments in real estate held for investment as of September 30, 2026 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate, at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Town Center	03/27/2012	Plano	TX	Office	$153,431	$(70,228)	$83,203
60 South Sixth	01/31/2013	Minneapolis	MN	Office	64,274	—	64,274
Accenture Tower	12/16/2013	Chicago	IL	Office	587,664	(225,216)	362,448
Ten Almaden	12/05/2014	San Jose	CA	Office	73,017	—	73,017
Towers at Emeryville	12/23/2014	Emeryville	CA	Office	118,878	—	118,878
3003 Washington Boulevard	12/30/2014	Arlington	VA	Office	154,946	(57,277)	97,669
201 17th Street	06/23/2015	Atlanta	GA	Office	105,513	(45,119)	60,394
The Almaden	09/23/2015	San Jose	CA	Office	72,652	(919)	71,733
3001 Washington Boulevard	11/06/2015	Arlington	VA	Office	61,400	(19,849)	41,551
Carillon	01/15/2016	Charlotte	NC	Office	106,588	—	106,588
					$1,498,363	$(418,608)	$1,079,755
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of September 30, 2026, the following property represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Occupancy
Accenture Tower	Chicago, IL	1,457,724	$362,448	27.7%	$36,705	88.8%
___________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2026, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
4. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s office properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2026, the leases, including leases that have been executed but not yet commenced, had remaining terms, excluding options to extend, of up to 12.9 years with a weighted-average remaining term of 5.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.4 million and $7.1 million as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026 and 2025, the Company recognized deferred rent from tenants of $1.5 million and $5.2 million, respectively. As of September 30, 2026 and December 31, 2025, the cumulative deferred rent balance was $85.2 million and $86.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $13.7 million and $15.2 million of unamortized lease incentives as of September 30, 2026 and December 31, 2025, respectively.
For the three and nine months ended September 30, 2026, rental income includes $12.6 million and $39.9 million of variable lease income, respectively. For the three and nine months ended September 30, 2025, rental income includes $14.6 million and $44.4 million of variable lease income, respectively. Variable lease income primarily consists of tenant reimbursements for common area maintenance, real estate taxes and insurance and percentage rents pursuant to the Company's election to account for qualifying lease and non-lease components as a single lease component.
As of September 30, 2026, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

October 1, 2026 through December 31, 2026	$34,099
2027	130,747
2028	121,968
2029	102,260
2030	90,573
Thereafter	345,705
$825,352

As of September 30, 2026, the Company’s office properties held for investment were leased to approximately 290 tenants over a diverse range of industries and geographic areas. As of September 30, 2026, no tenant accounted for more than 10% of annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
4. REAL ESTATE (CONTINUED)
Geographic Concentration Risk
As of September 30, 2026, the Company’s net investments in real estate held for investment in Illinois, California and Virginia represented 27.7%, 20.1% and 10.6% of the Company’s total assets, respectively. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Illinois, California and Virginia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the three and nine months ended September 30, 2026, the Company recorded non-cash impairment charges of $51.6 million and $80.0 million, respectively, to write down the carrying value of certain office properties to their estimated fair values as follows:
•$51.6 million of non-cash impairment charges were recorded during the three months ended September 30, 2026 to write down the carrying value of four office properties to their estimated fair values based on (i) offers received for one office property that was marketed for sale and (ii) changes in valuation assumptions and capital market conditions and ongoing market leasing challenges in the central business districts where the other three office properties are located. Key factors contributing to the decline in the estimated fair value of the other three office properties included an increase in the terminal cap and discount rates, lower projected revenue due to reduced effective rents, higher vacancy levels and slower rent growth;
•$17.8 million of non-cash impairment charges were recorded during the three months ended June 30, 2026 to write down the carrying value of two office properties to their estimated fair values based on (i) the contracted sales price for one office property and (ii) offers received for one office property that was marketed for sale; and
•$10.6 million of non-cash impairment charges were recorded during the three months ended March 31, 2026 to write down the carrying value of an office property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued softening of market conditions in the central business district where the asset is located, which included an increase in the terminal cap and discount rates, and reduced projected revenue due to slower projected rent growth and leasing activity in the market.
During the three and nine months ended September 30, 2025, the Company recorded non-cash impairment charges of $65.5 million to write down the carrying value of three office properties to their estimated fair values as a result of changes in valuation assumptions. Key factors contributing to the decline included an increase in the terminal cap and discount rates, reduced projected revenue due to lower market rents and lower occupancy levels and continued softening market conditions where these office properties are located. For more information on the non-cash impairment charges recorded to the Company’s real estate properties during the three and nine months ended September 30, 2025, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed with the SEC on November 14, 2025.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
5. REAL ESTATE SALES
During the year ended December 31, 2025, the Company sold one office property and one mixed-use office/retail property to purchasers unaffiliated with the Company or the Advisor. In July 2025, the Company completed the sale of one office property for $126.5 million, before third-party closing costs, credits and disposition fees payable to the Advisor, and in September 2025, the Company sold one mixed-use office/retail property for $100.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $77.4 million related to these dispositions. During the nine months ended September 30, 2026, the Company sold two office properties to purchasers unaffiliated with the Company or the Advisor. In March 2026, the Company completed the sale of one office property for $50.0 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a gain on sale of $22.8 million related to this disposition. In September 2026, the Company completed the sale of one office property for $90.5 million, before third-party closing costs, credits and disposition fees payable to the Advisor. The Company recognized a loss on sale of $4.7 million related to this disposition.
The following summary presents the major components of assets and liabilities related to real estate held for sale (in thousands):

	September 30, 2026	December 31, 2025
Assets related to real estate held for sale:
Total real estate, at cost	$—	$177,099
Accumulated depreciation and amortization	—	(61,494)
Real estate held for sale, net	—	115,605
Other assets	—	9,786
Total assets related to real estate held for sale	$—	$125,391
Liabilities related to real estate held for sale:
Notes payable, net	$—	$132,436
Other liabilities	—	2,462
Total liabilities related to real estate held for sale	$—	$134,898

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
5. REAL ESTATE SALES (CONTINUED)
The results of operations for the properties sold during the year ended December 31, 2025 and the nine months ended September 30, 2026 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to the Company’s real estate properties that were sold during the year ended December 31, 2025 and the nine months ended September 30, 2026, which were included in continuing operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$3,563	$8,736	$12,297	$33,503
Other operating income	418	731	1,443	2,734
Total revenues	$3,981	$9,467	$13,740	$36,237
Expenses
Operating, maintenance, and management	$759	$3,107	$3,029	$9,377
Real estate taxes and insurance	539	1,520	2,044	6,009
Asset management fees to affiliate	242	617	846	2,220
General and administrative expenses (1)	—	(724)	—	(408)
Depreciation and amortization	966	2,428	4,399	11,050
Interest expense (2)	—	1,069	—	3,284
Impairment charge	—	—	1,304	—
Total expenses	$2,506	$8,017	$11,622	$31,532
_____________________
(1) General and administrative expenses include a reversal of a deferred tax liability related to Park Place Village during the three and nine months ended September 30, 2025, respectively.
(2) Interest expense includes interest expense incurred related to the Park Place Village Mortgage Loan. Upon the sale of Park Place Village in September 2025, the borrower under the Park Place Village Mortgage Loan paid off the outstanding principal and accrued interest due under the Park Place Village Mortgage Loan. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, interest expense incurred for the properties sold in July 2025, March 2026 and September 2026 is not shown in this table. The office property sold in July 2025 had served as collateral for the Amended and Restated Portfolio Loan Facility. The office properties sold in March 2026 and September 2026, respectively, had served as collateral for the Modified Portfolio Revolving Loan Facility. Upon the sale of the office property in July 2025, $87.7 million of the net sale proceeds from the sale of the property was applied to reduce the outstanding principal of the Amended and Restated Portfolio Loan Facility. Upon the sale of the office property in March 2026, $47.5 million of the net sale proceeds from the sale of the property was applied to reduce the outstanding principal of the Modified Portfolio Revolving Loan Facility, and upon the sale of the office property in September 2026, $84.9 million of the outstanding principal of the Modified Portfolio Revolving Loan Facility was repaid. See Note 8, “Notes Payable – Recent Financing Transactions – Modified Portfolio Revolving Loan Facility.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
6. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2026 and December 31, 2025, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Cost	$20,600	$22,309	$567	$873	$(1,680)	$(2,809)
Accumulated Amortization	(17,897)	(18,340)	(562)	(821)	1,611	2,579
Net Amount	$2,703	$3,969	$5	$52	$(69)	$(230)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Amortization	$(399)	$(494)	$(13)	$(17)	$38	$65

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Amortization	$(1,266)	$(1,693)	$(47)	$(51)	$161	$250

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
7. REAL ESTATE EQUITY SECURITIES
Investment in Prime US REIT
In connection with the Company’s sale of 11 properties to the SREIT on July 18, 2019 (the “Singapore Portfolio”), on July 19, 2019, the Company, through an indirect wholly owned subsidiary (“REIT Properties III”), acquired 307,953,999 units in the SREIT at a price of $271.0 million, or $0.88 per unit, representing a 33.3% ownership interest in the SREIT (such transactions, the “Singapore Transaction”). On August 21, 2019, REIT Properties III sold 18,392,100 of its units in the SREIT for $16.2 million pursuant to an over-allotment option granted to the underwriters of the SREIT’s offering, reducing REIT Properties III’s ownership in the SREIT to 31.3% of the outstanding units of the SREIT as of that date. On November 9, 2021, REIT Properties III sold 73,720,000 of its units in the SREIT for $58.9 million, net of fees and costs, reducing REIT Properties III’s ownership in the SREIT to 18.5% of the outstanding units of the SREIT as of that date. On March 28, 2024, the SREIT issued an additional unit for every 10 existing units held by its unitholders as of March 4, 2024, increasing REIT Properties III’s investment in the units of the SREIT to 237,426,088 units. On October 6, 2025, the SREIT issued additional units related to a private placement transaction, which reduced the Company’s ownership in the SREIT to 16.5% of the outstanding units of the SREIT as of October 6, 2025. As of September 30, 2026, REIT Properties III held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT. As of September 30, 2026, the aggregate book value and fair value of the Company’s investment in the units of the SREIT was $27.5 million, which was based on the closing price of the SREIT units on the SGX-ST of $0.116 per unit as of September 30, 2026.
During the three and nine months ended September 30, 2026, the Company recognized $1.2 million and $1.8 million of dividend income from its investment in the SREIT, respectively. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $0.5 million of dividend income from its investment in the SREIT, respectively. During the three and nine months ended September 30, 2026, the Company recorded an unrealized loss on real estate equity securities of $10.7 million and $19.2 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded an unrealized gain on real estate equity securities of $8.5 million and $6.2 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
8. NOTES PAYABLE
As of September 30, 2026 and December 31, 2025, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2026	Book Value as of December 31, 2025	Contractual Interest Rate as of September 30, 2026 (1)	Effective Interest Rate as of September 30, 2026 (1)	Payment Type	Maturity Date (2)
The Almaden Mortgage Loan (3)	$115,970	$116,880	7.45%	7.45%	Interest Only	11/01/2026
Carillon Mortgage Loan (4)	89,121	90,017	One-month Term SOFR (5) +2.00%	5.91%	Principal & Interest	12/31/2026
Modified Portfolio Revolving Loan Facility (6)	75,497	204,996	One-month Term SOFR + 3.00%	6.91%	Interest Only	12/15/2026
3001 & 3003 Washington Mortgage Loan (7)	137,750	138,807	One-month Term SOFR + 3.50%	7.41%	Interest Only	11/02/2026
Accenture Tower Loan (8)	317,447	317,447	One-month Term SOFR + 3.00%	6.91%	Interest Only	11/02/2026
Credit Facility (9)	37,000	37,500	One-month Term SOFR + 3.00%	6.91%	Principal & Interest	09/30/2027
Amended and Restated Portfolio Loan Facility (10)	387,747	387,747	One-month Term SOFR + 3.00%	6.91%	Principal & Interest	01/22/2027
Total notes payable principal outstanding	$1,160,532	$1,293,394
Deferred financing costs, net	(3,339)	(10,742)
Total Notes Payable, net	$1,157,193	$1,282,652
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2026. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2026, consisting of the contractual interest rate and using interest rate indices as of September 30, 2026, where applicable. For information regarding the Company’s derivative instruments, see Note 9, “Derivative Instruments.”
(2) Represents the maturity date as of September 30, 2026; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown. See below.
(3) From January 1, 2024 through July 31, 2026, the borrower under The Almaden Mortgage Loan was required to make a monthly principal payment in the amount of $130,000. Beginning August 1, 2026, the borrower under The Almaden Mortgage Loan was no longer required to make a monthly principal amortization payment. Subsequent to September 30, 2026, in connection with the disposition of The Almaden, the borrower under The Almaden Mortgage Loan entered into a discounted payoff agreement with the lender and paid off The Almaden Mortgage Loan in an amount equal to the net sales proceeds generated by the sale of The Almaden, plus any cash and deposit amounts currently held by the borrower under The Almaden Mortgage Loan pursuant to certain terms and conditions as described in the discounted payoff agreement. See Note 14, “Subsequent Events – Discounted Payoff of The Almaden Mortgage Loan.”
(4) Beginning April 1, 2025, the borrower under the Carillon Mortgage Loan is required to make a monthly principal payment in the amount of $112,000. As of September 30, 2026, the outstanding principal balance of the Carillon Mortgage Loan was $89.1 million and $3.9 million of new funding was available for future disbursement, subject to certain terms and conditions contained in the loan documents. For more information on this loan, see the 2025 Annual Report.
(5) Secured Overnight Financing Rate (“Term SOFR”).
(6) For more information on this loan, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025 (the “2024 Annual Report”) and “– Recent Financing Transactions – Modified Portfolio Revolving Loan Facility” below.
(7) For more information on this loan, see the 2024 Annual Report, “– Recent Financing Transactions – 3001 & 3003 Washington Mortgage Loan” below and Note 14, “Subsequent Events – 3001 & 3003 Washington Mortgage Loan Extension.”
(8) As of September 30, 2026, the outstanding principal balance of the Accenture Tower Loan was $317.4 million and $4.6 million of new funding was available for future disbursement, subject to certain terms and conditions contained in the loan documents. As of September 30, 2026, the Accenture Tower Loan has one 12-month extension option available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents. For more information on this loan, see the 2024 Annual Report and Note 14, “Subsequent Events – Accenture Tower Loan Extension.”
(9) For more information on this loan, see the 2024 Annual Report and “– Recent Financing Transactions – Modifications of Credit Facility” below.
(10) As of September 30, 2026, the outstanding principal balance of the Amended and Restated Portfolio Loan Facility was $387.7 million (the “Principal Debt”) and $5.5 million of new funding (“Additional Loan Proceeds”; the Additional Loan Proceeds together with the Principal Debt are the “Maximum Facility Amount”) was available for future disbursement, subject to certain terms and conditions contained in the loan documents. As of September 30, 2026, the Amended and Restated Portfolio Loan Facility has two additional 12-month extension options available pursuant to the loan agreement, subject to certain terms and conditions contained in the loan documents. The borrowers under the Amended and Restated Portfolio Loan Facility (the “Amended and Restated Portfolio Loan Facility Borrowers”) are required to paydown a portion of the loan such that the Maximum Facility Amount is not greater than (i) $420.0 million on or before December 31, 2025, (ii) $300.0 million on or before December 31, 2026 and (iii) $150.0 million on or before December 31, 2027. In connection with the paydown provisions, the loan requires the sale of Counted Projects (defined below), from time to time, such that the Company does not own more than five Counted Projects as of December 31, 2025, four Counted Projects as of December 31, 2026 and three Counted Projects as of December 31, 2027. The Counted Projects are the Portfolio Loan Properties (defined below) and Accenture Tower. Following the release of Sterling Plaza in connection with its disposition on July 11, 2025, the Amended and Restated Portfolio Loan Facility is secured by 60 South Sixth, Towers at Emeryville, Ten Almaden and Town Center (the “Portfolio Loan Properties”). For more information on this loan, see the 2025 Annual Report.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Through the normal course of operations, the Company has $1.0 billion of notes payable maturing and required principal paydowns during the 12-month period from the issuance of these financial statements. Considering the current commercial real estate lending environment and the ongoing required loan paydowns and loan maturity schedule, this raises substantial doubt as to the Company’s ability to continue as a going concern for at least a year from the date of the issuance of these financial statements. In order to refinance, restructure or extend the Company’s maturing debt obligations, the Company has been required to (i) reduce the loan commitments and/or make paydowns on certain loans and (ii) commit to sell real estate assets, and the Company may be required to make additional reductions to loan commitments and paydowns on the loans maturing during the next 12 months in order to refinance, restructure or extend those loans. As a result of reductions in loan commitments and paydowns, requirements contained in the Company’s loan agreements and the ongoing liquidity needs in the Company’s real estate portfolio, the Company may be required to sell assets into a challenged real estate market in an effort to manage its liquidity needs. Selling real estate assets in the current market may result in a lower sale price than the Company would otherwise obtain. Additionally, the Company may relinquish ownership of one or more secured properties to the mortgage lender. Elevated interest rates, reductions in real estate values and future tenant turnover in the portfolio will have a further impact on the Company’s ability to meet loan compliance tests and may further reduce the available liquidity under the Company’s loan agreements. See also, Note 2, “Going Concern.”
During the three and nine months ended September 30, 2026, the Company’s interest expense related to notes payable was $24.4 million and $73.8 million, respectively, and during the three and nine months ended September 30, 2025, the Company’s interest expense related to notes payable was $29.1 million and $88.0 million, respectively, which excludes the impact of interest rate swaps put in place to mitigate the Company’s exposure to rising interest rates on its variable rate notes payable. See Note 9, “Derivative Instruments.” Included in interest expense was the amortization of deferred financing costs of $3.2 million and $10.0 million for the three and nine months ended September 30, 2026, respectively, and $3.3 million and $9.2 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, $6.9 million and $0.7 million of interest expense were payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2026 (in thousands):

October 1, 2026 through December 31, 2026	$833,032
2027	327,500
2028	—
2029	—
2030	—
Thereafter	—
$1,160,532

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
8. NOTES PAYABLE (CONTINUED)
The Company’s notes payable contain financial debt covenants. As of September 30, 2026, the Company believes it was in compliance with the financial debt covenants under its notes payable. The Company’s loan agreements contain cross default provisions, including that the failure of one or more of the Company’s subsidiaries to pay debt as it matures under one debt facility may trigger the acceleration of the Company’s indebtedness under other debt facilities. As of September 30, 2026, the Almaden Mortgage Loan, the Modified Portfolio Revolving Loan Facility, the Amended and Restated Portfolio Loan Facility, the 3001 & 3003 Washington Mortgage Loan, the Accenture Tower Loan and the Carillon Mortgage Loan are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of the Company’s lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases and for certain loans a limited amount of REIT-level expenses. In certain cases, the Company may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Amounts held in the cash management accounts at each reporting period are included in restricted cash in the accompanying consolidated balance sheets.
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
Following the release of Gateway Tech Center on March 31, 2026, the Modified Portfolio Revolving Loan Facility was secured by 515 Congress and 201 17th Street (the “Modified Portfolio Revolving Loan Properties”).
On September 23, 2026, in connection with the disposition of 515 Congress and pursuant to the Fifth Modification Agreement, the Modified Portfolio Revolving Loan Borrowers used net sales proceeds of $83.2 million from the sale of 515 Congress to pay down the outstanding principal of the Modified Portfolio Revolving Loan Facility. In addition, $1.4 million of the net sales proceeds was disbursed to the Modified Portfolio Revolving Loan Borrowers related to the release of the Deferred Expenses (defined below). Also, on September 23, 2026, the Modified Portfolio Revolving Loan Borrowers applied $1.8 million from the Tax Escrow Account (defined below) to the outstanding principal of the Modified Portfolio Revolving Loan Facility.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Following the release of 515 Congress on September 23, 2026, the Modified Portfolio Revolving Loan Facility is secured by 201 17th Street.
As of September 30, 2026, the outstanding principal balance of the Modified Portfolio Revolving Loan Facility was $75.5 million, with no additional holdbacks available for future funding.
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
September 30, 2026
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
On August 4, 2026, the Company, through the 3001 & 3003 Washington Borrowers, entered into a letter agreement (the “Letter Agreement”) with the 3001 & 3003 Washington Lender. The Letter Agreement waived certain conditions to exercising the maturity date Extension Option and extended the maturity date of the 3001 & 3003 Washington Mortgage Loan to November 2, 2026. On October 30, 2026, the Company, through the 3001 & 3003 Washington Borrowers, entered into a loan modification and extension agreement with the 3001 & 3003 Washington Lender. See Note 14, “Subsequent Events – 3001 & 3003 Washington Mortgage Loan Extension.” Also see the 2024 Annual Report for additional information about this loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
8. NOTES PAYABLE (CONTINUED)
Modifications of Credit Facility
On July 30, 2021, REIT Properties III, the Company’s indirect wholly owned subsidiary (the “Credit Facility Borrower”), entered into a credit facility (as subsequently modified and amended, the “Credit Facility”) with U.S. Bank National Association, as administrative agent (the “Credit Facility Agent”). The current lenders under the Credit Facility are U.S. Bank National Association and Bank of America, N.A. (the “Credit Facility Lenders”).
On May 10, 2024, July 30, 2024, November 5, 2024, November 15, 2024 and November 22, 2024, the Credit Facility Borrower entered into modification agreements with the Credit Facility Agent and Credit Facility Lenders. Through these modification agreements, the Credit Facility maturity date was extended to the earliest to occur of (i) September 30, 2027 and (ii) the date on which the aggregate commitment under the facility is reduced to zero or is otherwise terminated.
On September 30, 2026, the Credit Facility Borrower entered into a seventh modification agreement with the Credit Facility Agent and Credit Facility Lenders (the “Credit Facility Seventh Modification Agreement”). The Credit Facility Seventh Modification Agreement amended the milestone requirements in the Credit Facility as follows:
(a) on or prior to September 30, 2026, the Credit Facility Borrower will cause the Company to pay down the outstanding principal balance of the Credit Facility in an amount equal to at least $500,000 (the “Company Advance”) and reduce the outstanding principal balance of the Credit Facility to no greater than $37.0 million;
(b)     on or prior to January 20, 2027, the Credit Facility Borrower will cause the sale of one of the Company’s properties and distribute 50% of the net sales proceeds therefrom as follows: (i) first, to the Credit Facility Agent to pay down the outstanding principal balance of the Credit Facility in an amount equal to at least $9.5 million and reduce the outstanding principal balance of the Credit Facility to no greater than $27.5 million, (ii) second, to the Company in an amount up to the Company Advance and (iii) third, to the Credit Facility Agent to pay down the Credit Facility Borrower’s obligations under the Credit Facility; and
(c)     on or prior to September 30, 2027, the Credit Facility Borrower will cause the sale of one of the Company’s properties and use 100% of the net sales proceeds, to the extent necessary, to pay all remaining obligations of the Credit Facility Borrower under the Credit Facility.
On September 23, 2025, in connection with the disposition of Park Place Village, the Credit Facility Borrower paid down the outstanding principal balance of the Credit Facility by $25.4 million, reducing the outstanding principal balance of the Credit Facility to $37.5 million. On September 30, 2026, the Company paid down the outstanding principal balance of the Credit Facility by $500,000, reducing the outstanding principal balance of the Credit Facility to $37.0 million. Also see the 2024 Annual Report for additional information about this loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
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
As of September 30, 2026, the Company has entered into two interest rate swaps, which were not designated as hedging instruments. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2026 and December 31, 2025. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2026		December 31, 2025			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2026
Derivative instruments not designated as hedging instruments
Interest rate swaps (1)	2	$200,000	12	$1,000,000	One-month Term SOFR/ Fixed at 3.41% - 3.51%	3.5%	0.1
_____________________
(1) During the nine months ended September 30, 2026, ten of the Company’s interest rate swaps expired.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 (dollars in thousands):

		September 30, 2026		December 31, 2025
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest rate swaps	Prepaid expenses and other assets, at fair value	2	$81	7	$764
Interest rate swaps	Other liabilities, at fair value	—	$—	5	$(407)
The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$—	$—	$152	$—
Realized gain recognized on interest rate swaps	(142)	(2,728)	(1,189)	(8,120)
Unrealized loss on interest rate swaps	158	2,177	276	8,435
Net loss (gain) on derivative instruments	$16	$(551)	$(761)	$315

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
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
Real estate equity securities: At September 30, 2026, the Company’s investment in the units of the SREIT was presented at fair value on the accompanying consolidated balance sheet. The fair value of the units of the SREIT was based on a quoted price in an active market on a major stock exchange. The Company classifies these inputs as Level 1 inputs.
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
September 30, 2026
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2026 and December 31, 2025, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2026			December 31, 2025
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$1,160,532	$1,157,193	$1,121,410	$1,293,394	$1,282,652	$1,274,576

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
As of September 30, 2026, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate equity securities	$27,541	$27,541	$—	$—
Asset derivatives - interest rate swaps	$81	$—	$81	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
10. FAIR VALUE DISCLOSURES (CONTINUED)
During the nine months ended September 30, 2026, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$560,367	$—	$—	$560,367
_____________________
(1) Amount represents the fair value for real estate assets impacted by impairment charges during the nine months ended September 30, 2026, as of the date that the fair value measurement was made, which was June 30, 2026 for two office properties and September 30, 2026 for four office properties. The carrying value for the real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement dates.
As of June 30, 2026, two of the Company’s real estate properties were measured at their estimated fair values based on (i) the contracted sales price for one office property and (ii) offers received for one office property that was marketed for sale. As of September 30, 2026, one of the Company’s real estate properties was measured at its estimated fair value based on offers received and three of the Company’s real estate properties were measured at their estimated fair values based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of the three office properties included a discount rate in the range of 10.50% to 11.00% and a terminal cap rate of 9.00%. See Note 4, “Real Estate – Impairment of Real Estate” for further discussion of the impaired real estate property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2026 and 2025, respectively, and any related amounts payable as of September 30, 2026 and December 31, 2025 (in thousands):

	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Expensed
Asset management fees (1)	$4,152	$4,501	$12,430	$13,728	$20,588	$19,740
Reimbursement of operating expenses (2)	108	239	234	426	149	77
Disposition fees (3)	584	1,545	906	1,545	906	—
	$4,844	$6,285	$13,570	$15,699	$21,643	$19,817
_____________________
(1) See below “–Asset Management Fees.”
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, internal audit consulting costs, accounting software costs, environmental, social and governance costs and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $65,000 and $196,000 for the three and nine months ended September 30, 2026, respectively, and $65,000 and $144,000 for the three and nine months ended September 30, 2025, respectively, and were the only type of personnel costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2026 and 2025. The Company currently does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses), and other than future payments pursuant to the Bonus Retention Fund (see below, “–Asset Management Fees”), the Company does not reimburse the Advisor for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers and affiliated directors. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations. As of September 30, 2026, the Company accrued $0.9 million of disposition fees payable to the Advisor related to the sale of Gateway Tech Center and 515 Congress. Payment will be deferred until the obligations under the Senior Debt (defined below) have been paid in full and pursuant to the terms of the Modified Portfolio Revolving Loan Facility (as modified and amended to date). See below, “– Disposition Fees.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
In connection with the Offering, Messrs. Bren, Hall, McMillan and Schreiber agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure Messrs. Bren, Hall, McMillan and Schreiber’s obligations under this indemnification agreement in exchange for reimbursement by Messrs. Bren, Hall, McMillan and Schreiber to the Company for all costs, expenses and premiums related to this supplemental coverage. During the three and nine months ended September 30, 2026 and 2025, the Advisor incurred $93,000 and $96,000, respectively, for the costs of the supplemental coverage obtained by the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
On November 22, 2024, the Advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among REIT Properties III, the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”). Pursuant to the Subordination Agreement, the Advisor agreed that payment of certain asset management fees owed by the Company to the Advisor pursuant to the Advisory Agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to the Advisor associated with five of the Company’s real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that the Company may pay the Advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full. Additionally, pursuant to the Fourth Modification Agreement to the Modified Portfolio Revolving Loan Facility, with respect to 515 Congress, Gateway Tech Center and 201 17th Street, the Company agreed to limit the amount of asset management fees that may be paid by the Company to the Advisor to 90% of the asset management fees associated with 515 Congress, Gateway Tech Center and 201 17th Street (with the remaining 10% of the asset management fees associated with these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full). Pursuant to the Fifth Modification Agreement to the Modified Portfolio Revolving Loan Facility and the related amendment to the Advisory Agreement, the Company agreed to further deferrals of the payment of asset management fees to the Advisor with respect to 515 Congress and 201 17th Street. Specifically, pursuant to the Fifth Modification Agreement, the Modified Portfolio Revolving Loan Facility Borrowers agreed to defer payment to the Company of all REIT-level expenses allocable to 515 Congress and 201 17th Street and to defer payment to the Advisor of asset management fees allocable to 515 Congress and 201 17th Street (together, the “Deferred Expenses”). The Deferred Expenses may only be paid (i) upon the sale of 515 Congress or 201 17th Street, (ii) if no defaults or events of default exist under the Modified Portfolio Revolving Loan Facility, and (iii) such Deferred Expenses may only be paid in an amount equal to the aggregate unpaid Deferred Expenses that have accrued as of the date of the closing of the sale of such property but only to the extent that the net sale proceeds from the sale of such property exceed the minimum release price for such property, with any shortfall being further deferred until all outstanding obligations under the Modified Portfolio Revolving Loan Facility are paid in full. The Company sold Gateway Tech Center on March 31, 2026 and 515 Congress on September 23, 2026, and Gateway Tech Center and 515 Congress were released as security for the Modified Portfolio Revolving Loan Facility. Upon the disposition of 515 Congress, $1.4 million of the net proceeds from the sale of 515 Congress was disbursed to the Modified Portfolio Revolving Loan Borrowers related to the release of the Deferred Expenses, of which $0.9 million was deferred asset management fees related to 515 Congress and 201 17th Street. With the release of the Deferred Expenses, in September 2026 and October 2026, the Company paid the Advisor $0.8 million and $0.1 million, respectively, of deferred asset management fees related to 515 Congress and 201 17th Street.
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
September 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
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
Notwithstanding the foregoing, on November 8, 2022, the Company and the Advisor amended the advisory agreement and commencing with asset management fees accruing from October 1, 2022, the Company paid $1.15 million of the monthly asset management fee to the Advisor in cash and the Company deposited the remainder of the monthly asset management fee into an interest bearing account in the Company’s name, which amounts will be paid to the Advisor from such account solely as reimbursement for payments made by the Advisor pursuant to the Advisor’s employee retention program (such account, the “Bonus Retention Fund”). The Bonus Retention Fund was established in order to incentivize and retain key employees of the Advisor. The Bonus Retention Fund was fully funded in December 2023, when the Company had deposited $8.5 million in cash into such account. Following such time and except as described herein, the monthly asset management fee became fully payable in cash to the Advisor. The Advisor has acknowledged and agreed that payments by the Advisor to employees under the Advisor’s employee retention program that are reimbursed by the Company from the Bonus Retention Fund will be conditioned on (a) the Company’s liquidation and dissolution; (b) a transaction involving the acquisition, merger, conversion or consolidation, either directly or indirectly, of the Company in which (i) the Company is not the surviving entity and (ii) the Advisor is no longer serving as an advisor or asset manager to the surviving entity in such transaction; (c) the sale or other disposition of all or substantially all of the Company’s assets; (d) the non-renewal or termination of the Advisory Agreement without cause; or (e) the termination of the employee without cause. To the extent the Bonus Retention Fund is not fully paid out to employees as set forth above, the Advisory Agreement provides that the residual amount will be deemed additional Deferred Asset Management Fees (defined below) and be treated in accordance with the provisions for payment of Deferred Asset Management Fees. Two of the Company’s executive officers, Jeff Waldvogel and Stacie Yamane, and one of the Company’s directors, Marc DeLuca, participate in and have been allocated awards under the Advisor’s employee retention program, which awards would only be paid as set forth above. As of September 30, 2026, the Company had deposited $8.5 million of restricted cash into the Bonus Retention Fund and the Company had not made any payments to the Advisor from the Bonus Retention Fund.
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
September 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the current Advisory Agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described in the paragraph above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million and the Company had not made any payments to the Advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to September 30, 2026. The Advisory Agreement also provides that the Company remains obligated to pay the Advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred.
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
The Advisory Agreement has a term expiring on September 27, 2027 but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisory Agreement may be terminated (i) upon 60 days written notice without cause or penalty by either the Company (acting through the conflicts committee) or the Advisor or (ii) immediately by the Company for cause or upon the bankruptcy of the Advisor. If the Advisory Agreement is terminated without cause, then the Advisor will be entitled to receive from the Company any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees, provided that upon such non-renewal or termination the Company does not retain an advisor in which the Advisor or its affiliates have a majority interest. Upon termination of the Advisory Agreement, all unpaid Deferred Asset Management Fees will automatically be forfeited by the Advisor, and if the Advisory Agreement is terminated for cause, any residual amount of the Bonus Retention Fund deemed to be additional Deferred Asset Management Fees will also automatically be forfeited by the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
11. RELATED PARTY TRANSACTIONS (CONTINUED)
As of September 30, 2026 and December 31, 2025, the Company had accrued $20.6 million and $19.7 million of asset management fees, respectively, of which (i) $8.5 million were Deferred Asset Management Fees as of September 30, 2026 and December 31, 2025, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund as of September 30, 2026 and December 31, 2025, and (iii) $2.4 million and $1.4 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of the Company’s debt obligations as of September 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, the Company had $1.3 million of asset management fees payable related to asset management fees incurred for the month of December 2025, which were subsequently paid in January 2026. As of September 30, 2026, the Company had $1.2 million of asset management fees payable related to asset management fees incurred for the month of September 2026, which were subsequently paid in October 2026.
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
Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress (sold September 2026), Gateway Tech Center (sold March 2026), 201 17th Street and Accenture Tower, the Advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to the Advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent. Pursuant to the Fourth Modification Agreement to the Modified Portfolio Revolving Loan Facility, the Company agreed not to pay any disposition fees to the Advisor related to 515 Congress, Gateway Tech Center and 201 17th Street without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of such properties (with any remaining disposition fees payable to the Advisor related to these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full). As of September 30, 2026, the Company accrued and deferred $0.9 million of disposition fees payable in connection with the sales of Gateway Tech Center and 515 Congress.
In connection with an amendment to the Amended and Restated Portfolio Loan Facility, on February 6, 2025, the Company and the Advisor entered into an amendment to the Advisory Agreement to reduce the disposition fees associated with the sales of 60 South Sixth, Sterling Plaza (sold July 2025), Towers at Emeryville, Ten Almaden, Town Center, Accenture Tower and The Almaden (sold October 2026) to 0.65% of the contract sales price of each property, in each case subject to the further limitations contained in the Advisory Agreement and the Company’s charter.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
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
During the three and nine months ended September 30, 2026, the Company recognized $70,000 and $209,000 of revenue related to this lease, respectively. During the three and nine months ended September 30, 2025, the Company recognized $70,000 and $209,000 of revenue related to this lease, respectively.
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
During the three and nine months ended September 30, 2026 and 2025, no other business transactions occurred between the Company and the Advisor, the Dealer Manager or other KBS-affiliated entities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2026.
Capital Expenditures Obligations
As of September 30, 2026, the Company had capital expenditure obligations of $30.3 million, of which $9.6 million was accrued and included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet as of September 30, 2026. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of September 30, 2026, including amounts that may be classified as lease incentives pursuant to GAAP.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST III, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2026
(unaudited)
14. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of The Almaden
On September 23, 2015, the Company, through an indirect wholly owned subsidiary, acquired an office property consisting of three office buildings containing an aggregate of 416,126 rentable square feet located on approximately 5.8 acres of land in San Jose, California (“The Almaden”). On October 8, 2026, the Company completed the sale of The Almaden to a purchaser unaffiliated with the Company or the Advisor for a gross sales price of $82.0 million, or $76.3 million of net sales proceeds, after credits for outstanding tenant improvements and lease incentives, prorations, security deposits, third-party closing costs and excluding $0.5 million of disposition fees payable to the Advisor.
Discounted Payoff of The Almaden Mortgage Loan
In connection with the disposition of The Almaden, the Company’s indirect wholly owned subsidiary that was the borrower under The Almaden Mortgage Loan (the “Almaden Borrower”), which was secured by The Almaden, entered into a discounted payoff agreement with the lender under The Almaden Mortgage Loan (the “Almaden Lender”), effective as of October 7, 2026 (the “Discounted Payoff Agreement”). On October 8, 2026, pursuant to the Discounted Payoff Agreement, the Almaden Borrower paid off The Almaden Mortgage Loan in full and complete satisfaction of all obligations of the Almaden Borrower and REIT Properties III, the guarantor under The Almaden Mortgage Loan, at a discount by paying to the Almaden Lender an amount equal to the net sales proceeds generated by the sale of The Almaden, plus any cash and deposit amounts currently held by the Almaden Borrower pursuant to certain terms and conditions in the Discounted Payoff Agreement.
3001 & 3003 Washington Mortgage Loan Extension
On October 30, 2026, the 3001 & 3003 Washington Borrowers and REIT Properties III entered into a ninth modification and extension agreement of the 3001 & 3003 Washington Mortgage Loan with the 3001 & 3003 Washington Lender (the “3001 & 3003 Washington Mortgage Loan Ninth Modification”) to extend the maturity date of the 3001 & 3003 Washington Mortgage Loan to January 20, 2027, with no further extension options. Notwithstanding the foregoing, the 3001 & 3003 Washington Lender may declare a default and accelerate the loan prior to the maturity date if the 3001 & 3003 Washington Lender determines, in its reasonable discretion, that a refinancing is unlikely to be completed by the maturity date on the terms the 3001 & 3003 Washington Mortgage Loan Ninth Modification requires.
Accenture Tower Loan Extension
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
On October 30, 2026, the Company, through the Accenture Tower Borrower, entered into a sixth modification agreement with the Accenture Tower Lenders (the “Accenture Tower Loan Sixth Modification Agreement”) to extend the maturity date of the Accenture Tower Loan to December 17, 2026 with an option to further extend the maturity date of the Accenture Tower Loan to November 2, 2027, subject to the satisfaction of certain terms and conditions contained in the Accenture Tower Loan Sixth Modification Agreement (the “Accenture Tower Loan Extension Option”). Exercise of the Accenture Tower Loan Extension Option also requires the Accenture Tower Borrower to pay an extension fee in the amount of $0.4 million. Additionally, pursuant to the Accenture Tower Loan Sixth Modification Agreement, effective November 2, 2026, the Accenture Tower Loan bears interest at one-month Term SOFR plus 325 basis points and upon effectiveness of the Accenture Tower Loan Extension Option, the Accenture Tower Loan bears interest at one-month Term SOFR plus 300 basis points.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continue to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets for office properties similar in size and location to ours, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we currently own two assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•In order to refinance, restructure or extend our maturing debt obligations, we have been required to reduce the loan commitments and/or make paydowns on certain loans, and we have agreed to satisfy certain conditions that are not in our sole control, including making principal paydowns during the terms of the loans, selling assets and taking identified actions relating to our portfolio. Selling real estate assets in the current market may result in a lower sale price than we would otherwise obtain. We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof, thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. We have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain debt facilities. If an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. If we are unable to satisfy the terms and conditions contained in our loan agreements, we anticipate we will make efforts to further refinance or restructure certain of our debt instruments or make additional asset sales to pay off the debt, though there can be no certainty that we will be able to complete such refinancing, restructuring or asset sales. We may relinquish ownership of one or more secured properties to the mortgage lender. We may also seek the protection of the bankruptcy court to implement a restructuring plan, which would constitute an event of default under our indebtedness. As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the low amount of transaction volume in the U.S. office market for assets similar in size to those of ours as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.
•As of November 12, 2026, five of our debt facilities (representing $1.0 billion of our outstanding debt that are secured by nine of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. Cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
We have invested in a diverse portfolio of real estate investments. As of September 30, 2026, we owned 10 office properties (one of which was sold in October 2026) and an investment in the equity securities of the SREIT.
Section 5.11 of our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by September 30, 2020, unless a majority of the conflicts committee of our board of directors, composed solely of all of our independent directors, determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee considered the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office properties in many markets where asset values continue to be depressed, the challenging and uncertain interest rate environment, the limited availability in the debt markets for commercial real estate transactions in the office sector, and the low amount of transaction volume in the U.S. office market for assets similar in size to those of ours, and on September 30, 2026, our conflicts committee unanimously determined to postpone approval of our liquidation. Section 5.11 of our charter requires that the conflicts committee revisit the issue of liquidation at least annually.

Going Concern Considerations
The accompanying consolidated financial statements and condensed notes in this Quarterly Report have been prepared assuming we will continue as a going concern. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of elevated interest rates and persistent inflation (or the perception that any of these events may continue), as well as a low level of lending activity in the debt markets for office properties similar in size and location to ours, have contributed to continued weakness in the commercial real estate markets. The usage and leasing activity of our assets in several markets remains lower than pre-pandemic levels, and we cannot predict when economic activity and demand for office space will return to pre-pandemic levels in those markets. Both upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office, most notably in the greater San Francisco Bay Area where we currently own two assets, have had direct and material impacts to property appraisal values used by our lenders and have impacted our ability to access certain credit facilities and our ongoing cash flow, which, in large part, provide liquidity for capital expenditures needed to manage our real estate assets.
Since February 2024, we have refinanced, restructured or extended $1.4 billion of maturing debt obligations, some of which was subsequently paid down. As of November 12, 2026, we had debt obligations in the aggregate principal amount of $1.0 billion, with a weighted-average remaining term of 0.2 years.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We will be adversely affected if we are unable to satisfy the terms and conditions contained in our loan agreements. There is no assurance that we will be able to satisfy the terms and conditions of our existing loan agreements or the terms and conditions of any future extension or refinancing agreements that are entered into. If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: 201 17th Street, Carillon and Accenture Tower. In order to facilitate certain alternative collateral arrangements and in full and final satisfaction of our obligations set forth in the letter agreement entered into July 10, 2025 with respect to the SREIT units, our indirect wholly owned subsidiary (“REIT Properties III”) agreed with the Portfolio Loan Lenders to (i) establish a deposit account (the “Prime Proceeds Account”) for the benefit of the Portfolio Loan Lenders pursuant to which the proceeds of certain SREIT units (“Prime Proceeds”) shall be deposited and (ii) grant to the Portfolio Loan Lenders a first priority perfected security interest in the Prime Proceeds Account and the other collateral, all as described in and upon the terms and subject to the conditions set forth in a Cash Collateral Account Security, Pledge and Assignment Agreement (the “Cash Collateral Agreement”). Pursuant to the terms of the Cash Collateral Agreement, REIT Properties III agreed that all Prime Proceeds deposited into the Prime Proceeds Account shall be held as additional collateral for the benefit of the Portfolio Loan Lenders until such time as the Prime Proceeds are applied in accordance with the terms of the Amended and Restated Portfolio Loan Facility. For information regarding the Amended and Restated Portfolio Loan Facility, see the 2025 Annual Report.
In addition to providing guarantees under our loan agreements for “bad boy” carve-out obligations (e.g., intentional acts, fraud and intentional misrepresentations), certain bankruptcy or insolvency events, certain environmental liabilities and for failure to comply with certain requirements in the loan documents, REIT Properties III also provides principal guarantees of 25% of the outstanding balance of the Accenture Tower Loan, 10% of the outstanding balance of the Amended and Restated Portfolio Loan Facility, and 25% of the committed amount under the Modified Portfolio Revolving Loan Facility, which principal guarantees represented $79.4 million, $38.8 million and $18.9 million, respectively, as of September 30, 2026.
As of November 12, 2026, five of our debt facilities (representing $1.0 billion of our outstanding debt that are secured by nine of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and restrict our operating flexibility.
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
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the low amount of transaction volume in the U.S. office market for assets similar in size to those of ours as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.

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
Our real estate properties generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate properties is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures. Due to uncertainties in the U.S. office real estate market, most notably in the greater San Francisco Bay Area where we currently own two assets, our cash flows have been and we anticipate that our future cash flows from operations may be impacted due to lease rollover and reduced demand for office space.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We have also made a significant investment in the common units of the SREIT. Our investment in the equity securities of the SREIT generates cash flow in the form of dividend income, and dividends are typically declared and paid on a semi-annual basis, though dividends are not guaranteed. As of September 30, 2026, we held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT as of that date. Due to the disruptions in the financial markets discussed above, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. As of November 12, 2026, the aggregate value of our investment in the units of the SREIT was $26.6 million, which was based solely on the closing price of the units on the SGX-ST of $0.112 per unit as of November 12, 2026, and did not take into account any potential discount for the holding period risk due to the quantity of units we hold. This is a decrease of $0.768 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019.
As of November 12, 2026, our debt obligations consisted of $1.0 billion in aggregate principal amount of variable rate notes payable, with a weighted-average remaining term of 0.2 years, all of which matures or is subject to required principal paydown in the next 12 months. As of November 1, 2026, all of our interest rate swaps had expired. As of September 30, 2026, we believe we were in compliance with the financial debt covenants under our notes payable.
If we are unable to make required principal paydowns under certain loans, sell assets or satisfy certain covenants and conditions in our loan agreements, the lenders may seek to foreclose on the underlying collateral. Our loan agreements contain cross default provisions whereby the occurrence of (or a demand following) an “event of default” under one or more of our debt facilities may trigger a default under certain other debt facilities and the guaranty obligations in respect thereof. The cross default provisions vary across the loan agreements and some require that lenders affirmatively elect that an event of default is triggered and/or that payment demands are made in excess of a threshold amount before an event of default is triggered; however, depending upon which facilities default and the guaranty obligations thereunder, there is a risk that an event of default under one loan agreement could cause an event of default under other debt facilities thereby giving lenders a right to accelerate the relevant debt obligations and exercise their enforcement rights with respect thereto. In addition, we have pledged the equity of certain of our subsidiaries (and all proceeds therefrom) in connection with the restructuring of certain of our subsidiaries’ debt facilities and, therefore, if an event of default occurs under certain debt facilities and the lenders party thereto elect to exercise their enforcement rights thereunder, one of the remedies available to them is to take possession of the relevant pledged equity. We have directly and/or indirectly pledged the equity of subsidiaries owning the following properties: 201 17th Street, Carillon and Accenture Tower. In order to facilitate certain alternative collateral arrangements and in full and final satisfaction of our obligations set forth in the letter agreement entered into July 10, 2025 with respect to the SREIT units, REIT Properties III agreed with the Portfolio Loan Lenders to (i) establish the Prime Proceeds Account for the benefit of the Portfolio Loan Lenders pursuant to which the Prime Proceeds shall be deposited and (ii) grant to the Portfolio Loan Lenders a first priority perfected security interest in the Prime Proceeds Account and the other collateral, all as described in and upon the terms and subject to the conditions set forth in the Cash Collateral Agreement. Pursuant to the terms of the Cash Collateral Agreement, REIT Properties III agreed that all Prime Proceeds deposited into the Prime Proceeds Account shall be held as additional collateral for the benefit of the Portfolio Loan Lenders until such time as the Prime Proceeds are applied in accordance with the terms of the Amended and Restated Portfolio Loan Facility.
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
As a result of certain upcoming loan maturities and required principal paydowns, the challenging commercial real estate lending environment and the low amount of transaction volume in the U.S. office market for assets similar in size to those of ours as well as general market instability, management’s plans may not be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern for at least a year from the date of the issuance of our financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In addition, as of November 12, 2026, five of our debt facilities (representing $1.0 billion of our outstanding debt that are secured by nine of our properties) are subject to cash sweep arrangements, whereby each month the excess cash flow from the properties securing the loan is deposited into a cash management account held for the benefit of our lenders. Generally, excess cash flow means an amount equal to (a) gross revenues from the properties securing the facility less (b) an amount equal to principal and interest paid with respect to the associated debt facility, operating expenses of the properties securing the facility and in certain cases and for certain loans a limited amount of REIT-level expenses. In certain cases, we may request disbursements from the cash management accounts to fund capital or operating shortfalls at the underlying assets. However, such cash management accounts place limits on our access to cash flows from these properties and decrease our operating flexibility.
As a result of the current interest rate environment, the recent extensions and refinancings of certain of our loans have also reduced our available liquidity due to increased interest rate spreads. Additionally, as of November 1, 2026, all of our interest rate swap agreements had expired. As a result, our interest expense will increase and further impact our liquidity position and ongoing cash flows.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total liabilities to 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), meaning that our borrowings and other liabilities may exceed our maximum target leverage of 65% of the cost of our tangible assets without violating these borrowing restrictions. We may exceed the 75% limit only if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt in excess of this limit. From time to time, our total liabilities could also be below 45% of the cost of our tangible assets due to the lack of availability of debt financing. As of September 30, 2026, our borrowings and other liabilities were approximately 52% of the cost (before deducting depreciation and other noncash reserves) and 55% of the book value (before deducting depreciation) of our tangible assets, respectively. This leverage limitation is based on cost and not fair value, and our leverage may exceed 75% of the fair value of our tangible assets.
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
We did not redeem any shares of our common stock during the nine months ended September 30, 2026. Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. We terminated our share redemption program on March 15, 2024.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2026 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
During the nine months ended September 30, 2026 and 2025, net cash provided by operating activities was $15.7 million and $3.5 million, respectively. Net cash provided by operating activities increased during the nine months ended September 30, 2026 primarily as a result of the reduction in interest paid during the nine months ended September 30, 2026 as a result of loan paydowns and the timing of payments and cash receipts.
Cash Flows from Investing Activities
Net cash provided by investing activities was $115.5 million for the nine months ended September 30, 2026 due to $135.5 million of net proceeds from the sales of Gateway Tech Center and 515 Congress, offset by $20.0 million used in improvements to real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Financing Activities
During the nine months ended September 30, 2026, net cash used in financing activities was $134.4 million as a result of principal payments on notes payable of $136.7 million and payments of deferred financing costs of $1.5 million, offset by proceeds from notes payable of $3.8 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On November 22, 2024, our advisor entered into a Management Fee and Disposition Fee Subordination Agreement (the “Subordination Agreement”) in favor of U.S. Bank National Association (the “Credit Facility Agent”) as agent for the lenders under the credit facility that was entered on July 30, 2021 (as subsequently modified and amended, the “Credit Facility”) among REIT Properties III, our indirect wholly owned subsidiary, the Credit Facility Agent and the lenders party thereto (the “Credit Facility Lenders”). Pursuant to the Subordination Agreement, our advisor agreed that payment of certain asset management fees owed by us to our advisor pursuant to the advisory agreement will be subordinate to the obligations of REIT Properties III to the Credit Facility Lenders under the Credit Agreement (such obligations, the “Senior Debt”). Specifically, payment of asset management fees to our advisor associated with five of our real estate properties (Carillon, 515 Congress, Gateway Tech Center, 201 17th Street and Accenture Tower) is subordinated to the Senior Debt until the Senior Debt is paid in full, provided that we may pay our advisor 90% of the asset management fees associated with these five properties so long as an “Event of Default” under the Credit Facility is not in existence or would not result from such payment. For the avoidance of doubt, the remaining 10% of the asset management fees associated with these properties is subordinated and deferred until the Senior Debt is paid in full. Additionally, pursuant to the Fourth Modification Agreement to the Modified Portfolio Revolving Loan Facility, with respect to 515 Congress, Gateway Tech Center and 201 17th Street, we agreed to limit the amount of asset management fees that we may pay to our advisor to 90% of the asset management fees associated with 515 Congress, Gateway Tech Center and 201 17th Street (with the remaining 10% of the asset management fees associated with these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full). Pursuant to the Fifth Modification Agreement to the Modified Portfolio Revolving Loan Facility and the related amendment to the advisory agreement, we agreed to further deferrals of the payment of asset management fees to our advisor with respect to 515 Congress and 201 17th Street. Specifically, pursuant to the Fifth Modification Agreement, the borrowers under the Modified Portfolio Revolving Loan Facility (which are our indirect wholly owned subsidiaries) agreed to defer payment to us of all REIT-level expenses allocable to 515 Congress and 201 17th Street and to defer payment to our advisor of asset management fees allocable to 515 Congress and 201 17th Street (together, the “Deferred Expenses”). The Deferred Expenses may only be paid (i) upon the sale of 515 Congress or 201 17th Street, (ii) if no defaults or events of default exist under the Modified Portfolio Revolving Loan Facility, and (iii) such Deferred Expenses may only be paid in an amount equal to the aggregate unpaid Deferred Expenses that have accrued as of the date of the closing of the sale of such property but only to the extent that the net sale proceeds from the sale of such property exceed the minimum release price for such property, with any shortfall being further deferred until all outstanding obligations under the Modified Portfolio Revolving Loan Facility are paid in full. We sold Gateway Tech Center on March 31, 2026 and 515 Congress on September 23, 2026, and Gateway Tech Center and 515 Congress were released as security for the Modified Portfolio Revolving Loan Facility. Upon the disposition of 515 Congress, $1.4 million of the net proceeds from the sale of 515 Congress was disbursed to the borrowers under the Modified Portfolio Revolving Loan Facility related to the release of the Deferred Expenses, of which $0.9 million was deferred asset management fees related to 515 Congress and 201 17th Street. With the release of the Deferred Expenses, in September 2026 and October 2026, we paid our advisor $0.8 million and $0.1 million, respectively, of deferred asset management fees related to 515 Congress and 201 17th Street. For more information, see Note 8, “Notes Payable – Recent Financing Transactions – Modified Portfolio Revolving Loan Facility.”
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
Pursuant to the current advisory agreement, asset management fees accruing from October 1, 2022 are no longer subject to the deferral provision described in the paragraph above. Asset management fees that remained deferred as of September 30, 2022 are “Deferred Asset Management Fees.” As of September 30, 2022, Deferred Asset Management Fees totaled $8.5 million. The advisory agreement also provides that we remain obligated to pay our advisor outstanding Deferred Asset Management Fees in any month to the extent that MFFO for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, a “RMFFO Surplus”); provided however, that any amount of outstanding Deferred Asset Management Fees in excess of the RMFFO Surplus will continue to be deferred. We have not made any payments to our advisor related to the Deferred Asset Management Fees for the period from October 1, 2022 to September 30, 2026.
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
As of September 30, 2026, we had accrued $20.6 million of asset management fees, of which $8.5 million were Deferred Asset Management Fees. Also included in accrued asset management fees as of September 30, 2026 were $8.5 million of restricted cash deposited into the Bonus Retention Fund and $2.4 million of asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. We had not made any payments to our advisor from the Bonus Retention Fund as of September 30, 2026. As of September 30, 2026, we had $1.2 million of asset management fees payable related to asset management fees incurred for the month of September 2026, which were subsequently paid in October 2026.
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
Additionally, pursuant to the Subordination Agreement, with respect to the disposition fees associated with the sale of Carillon, 515 Congress (sold September 2026), Gateway Tech Center (sold March 2026), 201 17th Street and Accenture Tower, our advisor agreed that the disposition fees will be reduced to not more than 0.65% of the contract sales price of each property and that payment of such disposition fees to our advisor is subordinated to the Senior Debt until the Senior Debt is paid in full. Such deferred disposition fees will be set aside and deposited to an interest bearing account under the control of the Credit Facility Agent. Pursuant to the Fourth Modification Agreement to the Modified Portfolio Revolving Loan Facility, we agreed not to pay any disposition fees to our advisor related to 515 Congress, Gateway Tech Center and 201 17th Street without the consent of the required lenders, except, provided no event of default has occurred and is continuing under the Modified Portfolio Revolving Loan Facility, payment of disposition fees in an amount not to exceed 0.65% of the contract sales price of such properties (with any remaining disposition fees payable to our advisor related to these properties being deferred until the obligations under the Modified Portfolio Revolving Loan Facility have been paid in full). As of September 30, 2026, we accrued and deferred $0.9 million of disposition fees payable in connection with the sales of Gateway Tech Center and 515 Congress.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On February 6, 2025, in connection with another amendment to the Amended and Restated Portfolio Loan Facility, we and our advisor entered into an amendment to the advisory agreement to reduce the disposition fees associated with the sales of 60 South Sixth, Sterling Plaza (sold July 2025), Towers at Emeryville, Ten Almaden, Town Center, Accenture Tower and The Almaden (sold October 2026) to 0.65% of the contract sales price of each property, in each case subject to the further limitations contained in the advisory agreement and our charter.
Debt Obligations
The following is a summary of our debt obligations as of September 30, 2026 (in thousands):

		Payments Due During the Years Ended December 31,
Debt Obligations	Total	Remainder of 2026	2027
Outstanding debt obligations (1)	$1,160,532	$833,032	$327,500
Interest payments on outstanding debt obligations (2)	15,604	12,896	2,708
Interest payments on interest rate swaps (3) (4)	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of September 30, 2026. The maturity dates of certain loans may be extended beyond their current maturity dates; however, the extension options are subject to certain terms and conditions contained in the loan documents some of which are more stringent than our current loan compliance tests. See the above discussion under “—Liquidity and Capital Resources” and “—Going Concern Considerations.”
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2026 (consisting of the contractual interest rate and using interest rate indices as of September 30, 2026, where applicable). We incurred interest expense related to notes payable of $63.8 million, excluding amortization of deferred financing costs totaling $10.0 million, during the nine months ended September 30, 2026.
(3) Projected interest payments on interest rate swaps are calculated based on the notional amount, effective term of the swap contract, and fixed rate net of the swapped floating rate in effect as of September 30, 2026. In the case where the swapped floating rate (one-month Term SOFR) at September 30, 2026 is higher than the fixed rate in the swap agreement, interest payments on interest rate swaps in the above debt obligations table would reflect zero as we would not be obligated to make any interest payments on those swaps and instead expect to receive payments from our swap counter-parties. As of November 1, 2026, all of our interest rate swap agreements had expired.
(4) We recognized net realized gains related to interest rate swaps of $1.0 million, excluding unrealized loss on derivative instruments of $0.3 million, during the nine months ended September 30, 2026.
For additional information regarding our debt obligations and loan maturities, see “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets”, “—Liquidity and Capital Resources” and “—Subsequent Events.”
Capital Expenditures Obligations
As of September 30, 2026, we had capital expenditure obligations of $30.3 million, the majority of which is expected to be spent in the next twelve months and of which $9.6 million has already been accrued and included in accounts payable and accrued liabilities on our consolidated balance sheet as of September 30, 2026. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of September 30, 2026, including amounts that may be classified as lease incentives pursuant to GAAP. In certain cases, tenants may have discretion over when to utilize their tenant allowances and may delay the start of projects or tenants control the construction of their projects and may not submit timely requests for reimbursement or there are general construction delays, all of which could extend the timing of payment for a portion of these capital expenditure obligations beyond twelve months. The capital expenditure obligations will be funded from cash on hand, draws on current loan facilities with additional availability and future property cash flows. See “—Going Concern Considerations.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2025, we owned 12 office properties and an investment in the equity securities of the SREIT. Subsequent to September 30, 2025, we sold two office properties. As a result, as of September 30, 2026, we owned 10 office properties and an investment in the equity securities of the SREIT. Therefore, the results of operations presented for the three and nine months ended September 30, 2026 and 2025 are not directly comparable. The following tables provide summary information about our results of operations for the three and nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

Comparison of the three months ended September 30, 2026 versus the three months ended September 30, 2025

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2026	2025
Rental income	$50,478	$57,134	$(6,656)	(12)%	$(5,173)	$(1,483)
Dividend income from real estate equity securities	1,187	285	902	316%	—	902
Other operating income	3,988	4,206	(218)	(5)%	(313)	95
Operating, maintenance and management	15,709	17,833	(2,124)	(12)%	(2,348)	224
Real estate taxes and insurance	8,833	11,358	(2,525)	(22)%	(981)	(1,544)
Asset management fees to affiliate	4,152	4,501	(349)	(8)%	(375)	26
General and administrative expenses	1,595	911	684	75%	n/a	n/a
Depreciation and amortization	19,673	23,203	(3,530)	(15)%	(1,462)	(2,068)
Interest expense	24,420	29,126	(4,706)	(16)%	(1,069)	(3,637)
Net loss (gain) on derivative instruments	16	(551)	567	(103)%	—	567
Impairment charges on real estate	51,586	65,475	(13,889)	(21)%	—	(13,889)
Unrealized (loss) gain on real estate equity securities	(10,685)	8,547	(19,232)	(225)%	—	(19,232)
(Loss) gain on sale of real estate, net	(4,650)	77,401	(82,051)	(106)%	(82,051)	—
Other interest income	78	129	(51)	(40)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 related to the dispositions of properties after July 1, 2025. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to an office property sold in July 2025, an office property sold in March 2026 and an office property sold in September 2026 is not reflected in the column for changes due to dispositions of properties. In July 2025, we repaid $87.7 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of an office property. In March 2026, we repaid $47.5 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of one office property. In September 2026, we repaid $84.9 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of one office property and with the balance of the property’s real estate tax escrow account.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $57.1 million for the three months ended September 30, 2025 to $50.5 million for the three months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026, lease expirations subsequent to July 1, 2025 with respect to a property held throughout both periods, and a decrease in operating and property tax recoveries with respect to properties held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of real properties in September 2026 and October 2026 and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Dividend income from our real estate equity securities increased from $0.3 million for the three months ended September 30, 2025 to $1.2 million for the three months ended September 30, 2026 due to an increase in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.
Other operating income decreased from $4.2 million for the three months ended September 30, 2025 to $4.0 million for the three months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026, partially offset by an increase in parking revenues at properties held throughout both periods as employees returned to the office and as a result of revenues generated from event parking at a property held throughout both periods. We expect other operating income to decrease as a result of the disposition of one property in October 2026 and to the extent we dispose of additional properties and to vary in future periods based on occupancy rates and parking rates at our real estate properties.
Operating, maintenance and management costs decreased from $17.8 million for the three months ended September 30, 2025 to $15.7 million for the three months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026. We expect operating, maintenance and management costs to decrease as a result of the disposition of one property in October 2026 and to the extent we dispose of additional properties and to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $11.4 million for the three months ended September 30, 2025 to $8.8 million for the three months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026, and a reduction in real estate taxes as a result of (i) a lower assessed property value at a property held throughout both periods, (ii) a property tax refund received at a property held throughout both periods, and (iii) a successful property tax appeal at a property held throughout both periods. We expect real estate taxes and insurance to decrease as a result of the disposition of one property in October 2026 and to the extent we dispose of additional properties and to vary based on future property tax reassessments for properties that we continue to own.
Asset management fees with respect to our real estate investments decreased from $4.5 million for the three months ended September 30, 2025 to $4.2 million for the three months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026. We expect asset management fees to decrease as a result of the disposition of one property in October 2026 and to the extent we dispose of properties and to increase in future periods as a result of any improvements we make to our properties. As of September 30, 2026, there were $20.6 million of accrued asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund, and (iii) $2.4 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of September 30, 2026, we had $1.2 million of asset management fees payable related to asset management fees incurred for the month of September 2026, which were subsequently paid in October 2026. For a discussion of Deferred Asset Management Fees and the Bonus Retention Fund, see “– Liquidity and Capital Resources” herein.
General and administrative expenses increased from $0.9 million for the three months ended September 30, 2025 to $1.6 million for the three months ended September 30, 2026, primarily due to the reclassification of legal fees to selling expenses during the three months ended September 30, 2025 related to the disposition of real estate properties in July 2025 and September 2025, respectively, and the write off of a deferred tax liability during the three months ended September 30, 2025 as a result of the disposition of a real estate property in September 2025. General and administrative costs consisted primarily of portfolio legal fees, directors’ and officers’ insurance coverage costs, board of directors fees, third party transfer agent fees and audit costs.
Depreciation and amortization decreased from $23.2 million for the three months ended September 30, 2025 to $19.7 million for the three months ended September 30, 2026, primarily due to the sales of real properties in September 2025, March 2026 and September 2026 and a decrease in depreciation and amortization due to the reduced depreciable asset basis for The Almaden, Towers at Emeryville and 60 South Sixth as a result of non-cash impairment charges recorded during the year ended December 31, 2025 and additional non-cash impairment charges recorded during the six months ended June 30, 2026. We expect depreciation and amortization to decrease in future periods as a result of the disposition of one property in October 2026 and to the extent we dispose of properties, decrease for the properties for which we recognized non-cash impairment charges during the year ended December 31, 2025 and the nine months ended September 30, 2026, respectively, which reduced those properties’ depreciable book value, and decrease due to fully amortized tenant origination and absorption costs, offset by an increase as a result of additional capital improvements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense decreased from $29.1 million for the three months ended September 30, 2025 to $24.4 million for the three months ended September 30, 2026. Included in interest expense was (i) $25.8 million and $21.2 million of interest expense payments for the three months ended September 30, 2025 and 2026, respectively, and (ii) the amortization of deferred financing costs of $3.3 million and $3.2 million for the three months ended September 30, 2025 and 2026, respectively. The decrease in interest expense was primarily due to less interest expense incurred as a result of loan paydowns in connection with the sales of real properties in July 2025, September 2025, March 2026 and September 2026, and lower one-month Term SOFR during the three months ended September 30, 2026 and the impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease due to required loan paydowns, to vary based on fluctuations in interest rates and the amount of future borrowings and to increase due to higher interest rate spreads as a result of recent financings.
We recorded net loss on derivative instruments of $16,000 for the three months ended September 30, 2026. Included in net loss on derivative instruments was unrealized loss on interest rate swaps of $0.2 million, offset by realized gain on interest rate swaps of $0.1 million. We recorded net gain on derivative instruments of $0.5 million for the three months ended September 30, 2025. Included in net gain on derivative instruments was realized gain on interest rate swaps of $2.7 million, offset by unrealized loss on interest rate swaps of $2.2 million for the three months ended September 30, 2025. The change in net loss (gain) on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the three months ended September 30, 2026. As of November 1, 2026, all of our interest rate swap agreements had expired.
During the three months ended September 30, 2026, we recorded non-cash impairment charges of $51.6 million to write down the carrying value of four office properties to their estimated fair values based on (i) offers received for one office property that was marketed for sale and (ii) changes in valuation assumptions and capital market conditions and ongoing market leasing challenges in the central business districts where the other three office properties are located. Key factors contributing to the decline in the estimated fair value of the other three office properties included an increase in the terminal cap and discount rates, lower projected revenue due to reduced effective rents, higher vacancy levels and slower rent growth. During the three months ended September 30, 2025, we recorded non-cash impairment charges of $65.5 million to write down the carrying value of three office properties to their estimated fair values as a result of changes in valuation assumptions. Key factors contributing to the decline included an increase in the terminal cap and discount rates, reduced projected revenue due to lower market rents and lower occupancy levels and continued softening market conditions where these office properties are located. For more information on the non-cash impairment charges recorded to our real estate properties during the three months ended September 30, 2025, see our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed with the SEC on November 14, 2025.
During the three months ended September 30, 2026, we recorded an unrealized loss on real estate equity securities of $10.7 million, and during the three months ended September 30, 2025, we recorded an unrealized gain on real estate equity securities of $8.5 million, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.
We recognized a loss on sale of real estate of $4.7 million during the three months ended September 30, 2026 related to the disposition of 515 Congress. During the three months ended September 30, 2025, we recognized a gain on sale of real estate of $77.4 million related to the dispositions of Sterling Plaza in July 2025 and Park Place Village in September 2025.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2026 versus the nine months ended September 30, 2025

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Changes Due to Dispositions of Properties (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2026	2025
Rental income	$156,385	$178,302	$(21,917)	(12)%	$(21,206)	$(711)
Dividend income from real estate equity securities	1,781	546	1,235	226%	—	1,235
Other operating income	11,841	12,548	(707)	(6)%	(1,291)	584
Operating, maintenance and management	45,550	52,150	(6,600)	(13)%	(6,348)	(252)
Real estate taxes and insurance	28,830	35,130	(6,300)	(18)%	(3,965)	(2,335)
Asset management fees to affiliate	12,430	13,728	(1,298)	(9)%	(1,374)	76
General and administrative expenses	4,972	5,729	(757)	(13)%	n/a	n/a
Depreciation and amortization	61,418	74,802	(13,384)	(18)%	(6,651)	(6,733)
Interest expense	73,808	87,981	(14,173)	(16)%	(3,284)	(10,889)
Net (gain) loss on derivative instruments	(761)	315	(1,076)	(342)%	—	(1,076)
Impairment charges on real estate	79,971	65,475	14,496	22%	1,304	13,192
Unrealized (loss) gain on real estate equity securities	(19,232)	6,173	(25,405)	(412)%	—	(25,405)
Gain on sale of real estate, net	18,104	77,401	(59,297)	(77)%	(59,297)	—
Other interest income	246	465	(219)	(47)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 related to the dispositions of properties after January 1, 2025. Interest expense incurred on portfolio loans is not allocated to the individual properties that serve as collateral for these portfolio loans and therefore, the decrease in interest expense related to the one office property sold during the year ended December 31, 2025 and two office properties sold during the nine months ended September 30, 2026 is not reflected in the column for changes due to dispositions of properties. During the year ended December 31, 2025, we repaid $87.7 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sale of one office property in July 2025. During the nine months ended September 30, 2026, we repaid $132.4 million of outstanding principal debt under a portfolio loan with the net sale proceeds from the sales of two office properties in March 2026 and September 2026, respectively, and with the balance of the property’s real estate tax escrow account for the office property sold in September 2026.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 related to real estate investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased from $178.3 million for the nine months ended September 30, 2025 to $156.4 million for the nine months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026 and lease expirations subsequent to September 30, 2025 with respect to a property held throughout both periods, partially offset by an increase in rental income due to lease commencements subsequent to September 30, 2025 at two properties held throughout both periods and lease termination fees received during the nine months ended September 30, 2026 with respect to a property held throughout both periods. We expect rental income to decrease in future periods as a result of the disposition of real properties in September 2026 and October 2026 and to the extent we dispose of additional properties, to vary based on occupancy rates and rental rates of our real estate investments and to increase due to tenant reimbursements related to operating expenses to the extent physical occupancy increases as employees return to the office. See “—Going Concern Considerations,” “—Market Outlook – Real Estate and Real Estate Finance Markets” and “—Liquidity and Capital Resources.”
Dividend income from our real estate equity securities increased from $0.5 million for the nine months ended September 30, 2025 to $1.8 million for the nine months ended September 30, 2026 due to an increase in the dividend rate per unit declared by the SREIT. We expect dividend income from our real estate equity securities to vary in future periods based on the occupancy and rental rates of the SREIT’s portfolio, movements in interest rates and the underlying liquidity needs of the SREIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other operating income decreased from $12.5 million for the nine months ended September 30, 2025 to $11.8 million for the nine months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026, partially offset by an increase in parking revenues at properties held throughout both periods as employees returned to the office and as a result of revenues generated from event parking at a property held throughout both periods. We expect other operating income to decrease as a result of the disposition of one property in October 2026 and to the extent we dispose of additional properties and to vary in future periods based on occupancy rates and parking rates at our real estate properties.
Operating, maintenance and management costs decreased from $52.2 million for the nine months ended September 30, 2025 to $45.6 million for the nine months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026. We expect operating, maintenance and management costs to decrease as a result of the disposition of one property in October 2026 and to the extent we dispose of additional properties and to increase in future periods as a result of general inflation and to the extent physical occupancy increases as employees return to the office.
Real estate taxes and insurance decreased from $35.1 million for the nine months ended September 30, 2025 to $28.8 million for the nine months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026, and a reduction in real estate taxes as a result of a successful property tax appeal at two properties held throughout both periods and a property tax refund received at a property held throughout both periods. We expect real estate taxes and insurance to decrease as a result of the disposition of one property in October 2026 and to the extent we dispose of additional properties and to vary based on future property tax reassessments for properties that we continue to own.
Asset management fees decreased from $13.7 million for the nine months ended September 30, 2025 to $12.4 million for the nine months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026. We expect asset management fees to decrease as a result of the disposition of one property in October 2026 and to the extent we dispose of additional properties and to increase in future periods as a result of any improvements we make to our properties. As of September 30, 2026, there were $20.6 million of accrued asset management fees, of which (i) $8.5 million were Deferred Asset Management Fees, (ii) $8.5 million were related to asset management fees that were restricted for payment and deposited in the Bonus Retention Fund, and (iii) $2.4 million were related to asset management fees that were deferred in connection with agreements related to the refinancing of our debt obligations. As of September 30, 2026, we had $1.2 million of asset management fees payable related to asset management fees incurred for the month of September 2026, which were subsequently paid in October 2026. For a discussion of asset management fees, see “— Liquidity and Capital Resources” herein.
General and administrative expenses decreased from $5.7 million for the nine months ended September 30, 2025 to $5.0 million for the nine months ended September 30, 2026, primarily due to legal fees and financial and advisory consulting fees related to our development and pursuit of our debt restructuring plan and capital raising efforts during the nine months ended September 30, 2025. General and administrative costs consisted primarily of portfolio legal fees, directors’ and officers’ insurance coverage costs, board of directors fees, third party transfer agent fees and audit costs.
Depreciation and amortization decreased from $74.8 million for the nine months ended September 30, 2025 to $61.4 million for the nine months ended September 30, 2026, primarily due to the sales of real properties in July 2025, September 2025, March 2026 and September 2026 and a decrease in depreciation and amortization due to the reduced depreciable asset basis for The Almaden, Towers at Emeryville and 60 South Sixth as a result of non-cash impairment charges recorded during the year ended December 31, 2025 and additional non-cash impairment charges recorded during the six months ended June 30, 2026. We expect depreciation and amortization to decrease in future periods as a result of the disposition of one property in October 2026 and to the extent we dispose of properties, decrease for the properties for which we recognized non-cash impairment charges during the year ended December 31, 2025 and the nine months ended September 30, 2026, respectively, which reduced those properties’ depreciable book value, and decrease due to fully amortized tenant origination and absorption costs, offset by an increase as a result of additional capital improvements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense decreased from $88.0 million for the nine months ended September 30, 2025 to $73.8 million for the nine months ended September 30, 2026. Included in interest expense was (i) $78.8 million and $63.8 million of interest expense payments for the nine months ended September 30, 2025 and 2026, respectively, and (ii) the amortization of deferred financing costs of $9.2 million and $10.0 million for the nine months ended September 30, 2025 and 2026, respectively. The decrease in interest expense was primarily due to less interest expense incurred as a result of loan paydowns in connection with the sales of real properties in July 2025, September 2025, March 2026 and September 2026, and lower one-month Term SOFR during the nine months ended September 30, 2026 and the impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease due to required loan paydowns, to vary based on fluctuations in interest rates and the amount of future borrowings and to increase due to higher interest rate spreads as a result of recent financings.
We recorded net gain on derivative instruments of $0.8 million for the nine months ended September 30, 2026. Included in net gain on derivative instruments was (i) realized gain on interest rate swaps of $1.2 million, offset by (ii) unrealized loss on interest rate swaps of $0.3 million and (iii) realized loss on interest rate swaps of $0.1 million for the nine months ended September 30, 2026. We recorded net loss on derivative instruments of $0.3 million for the nine months ended September 30, 2025. Included in net loss on derivative instruments was (i) unrealized loss on interest rate swaps of $8.4 million, offset by (ii) realized gain on interest rate swaps of $8.1 million for the nine months ended September 30, 2025. The change in net (gain) loss on derivative instruments was primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges during the nine months ended September 30, 2026. As of November 1, 2026, all of our interest rate swap agreements had expired.
During the nine months ended September 30, 2026, we recorded non-cash impairment charges of $80.0 million to write down the carrying value of certain office properties to their estimated fair values as follows:
•$51.6 million of non-cash impairment charges were recorded during the three months ended September 30, 2026 to write down the carrying value of four office properties to their estimated fair values based on (i) offers received for one office property that was marketed for sale and (ii) changes in valuation assumptions and capital market conditions and ongoing market leasing challenges in the central business districts where the other three office properties are located. Key factors contributing to the decline in the estimated fair value of the other three office properties included an increase in the terminal cap and discount rates, lower projected revenue due to reduced effective rents, higher vacancy levels and slower rent growth;
•$17.8 million of non-cash impairment charges were recorded during the three months ended June 30, 2026 to write down the carrying value of two office properties to their estimated fair values based on (i) the contracted sales price for one office property and (ii) offers received for one office property that was marketed for sale; and
•$10.6 million of non-cash impairment charges were recorded during the three months ended March 31, 2026 to write down the carrying value of an office property to its estimated fair value as a result of changes in cash flow estimates, including a change to the anticipated hold period of the property, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to the continued softening of market conditions in the central business district where the asset is located, which included an increase in the terminal cap and discount rates, and reduced projected revenue due to slower projected rent growth and leasing activity in the market.
During the nine months ended September 30, 2025, we recorded non-cash impairment charges of $65.5 million to write down the carrying value of three office properties to their estimated fair values as a result of changes in valuation assumptions. Key factors contributing to the decline included an increase in the terminal cap and discount rates, reduced projected revenue due to lower market rents and lower occupancy levels and continued softening market conditions where these office properties are located. For more information on the non-cash impairment charges recorded to our real estate properties during the nine months ended September 30, 2025, see our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed with the SEC on November 14, 2025.
During the nine months ended September 30, 2026, we recorded an unrealized loss on real estate equity securities of $19.2 million, and during the nine months ended September 30, 2025, we recorded an unrealized gain on real estate equity securities of $6.2 million, as a result of the change in the closing price of the units of the SREIT on the SGX-ST.
We recognized a net gain on sale of real estate of $18.1 million during the nine months ended September 30, 2026 related to the dispositions of Gateway Tech Center and 515 Congress. During the nine months ended September 30, 2025, we recognized a gain on sale of real estate of $77.4 million related to the dispositions of Sterling Plaza in July 2025 and Park Place Village in September 2025.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2026 and 2025 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(85,588)	$(4,154)	$(137,093)	$(59,875)
Depreciation of real estate assets	16,960	19,697	52,874	63,835
Amortization of lease-related costs	2,713	3,506	8,544	10,967
Impairment charges on real estate	51,586	65,475	79,971	65,475
Unrealized loss (gain) on real estate equity securities	10,685	(8,547)	19,232	(6,173)
Loss (gain) on sale of real estate, net	4,650	(77,401)	(18,104)	(77,401)
FFO (1)	1,006	(1,424)	5,424	(3,172)
Straight-line rent and amortization of above- and below-market leases, net	(245)	(1,135)	(1,622)	(5,399)
Unrealized loss on derivative instruments	158	2,177	276	8,435
MFFO (1)	$919	$(382)	$4,078	$(136)
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
Disposition of The Almaden
On September 23, 2015, we, through an indirect wholly owned subsidiary, acquired an office property consisting of three office buildings containing an aggregate of 416,126 rentable square feet located on approximately 5.8 acres of land in San Jose, California (“The Almaden”). On October 8, 2026, we completed the sale of The Almaden to a purchaser unaffiliated with us or our advisor for a gross sales price of $82.0 million, or $76.3 million of net sales proceeds, after credits for outstanding tenant improvements and lease incentives, prorations, security deposits, third-party closing costs and excluding $0.5 million of disposition fees payable to our advisor.
Discounted Payoff of The Almaden Mortgage Loan
In connection with the disposition of The Almaden, our indirect wholly owned subsidiary that was the borrower under The Almaden Mortgage Loan (the “Almaden Borrower”), which was secured by The Almaden, entered into a discounted payoff agreement with the lender under The Almaden Mortgage Loan (the “Almaden Lender”), effective as of October 7, 2026 (the “Discounted Payoff Agreement”). On October 8, 2026, pursuant to the Discounted Payoff Agreement, the Almaden Borrower paid off The Almaden Mortgage Loan in full and complete satisfaction of all obligations of the Almaden Borrower and REIT Properties III, the guarantor under The Almaden Mortgage Loan, at a discount by paying to the Almaden Lender an amount equal to the net sales proceeds generated by the sale of The Almaden, plus any cash and deposit amounts currently held by the Almaden Borrower pursuant to certain terms and conditions in the Discounted Payoff Agreement.
3001 & 3003 Washington Mortgage Loan Extension
On October 30, 2026, we, through indirect wholly owned subsidiaries, entered into a ninth modification and extension agreement of the 3001 & 3003 Washington Mortgage Loan (the “3001 & 3003 Washington Mortgage Loan Ninth Modification”) with Bank of America, N.A., as administrative agent and lender (the “3001 & 3003 Washington Lender”) to extend the maturity date of the 3001 & 3003 Washington Mortgage Loan to January 20, 2027, with no further extension options. Notwithstanding the foregoing, the 3001 & 3003 Washington Lender may declare a default and accelerate the loan prior to the maturity date if the 3001 & 3003 Washington Lender determines, in its reasonable discretion, that a refinancing is unlikely to be completed by the maturity date on the terms the 3001 & 3003 Washington Mortgage Loan Ninth Modification requires.
Accenture Tower Loan Extension
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On October 30, 2026, we, through the Accenture Tower Borrower, entered into a sixth modification agreement with the Accenture Tower Lenders (the “Accenture Tower Loan Sixth Modification Agreement”) to extend the maturity date of the Accenture Tower Loan to December 17, 2026 with an option to further extend the maturity date of the Accenture Tower Loan to November 2, 2027, subject to the satisfaction of certain terms and conditions contained in the Accenture Tower Loan Sixth Modification Agreement (the “Accenture Tower Loan Extension Option”). Exercise of the Accenture Tower Loan Extension Option also requires the Accenture Tower Borrower to pay an extension fee in the amount of $0.4 million. Additionally, pursuant to the Accenture Tower Loan Sixth Modification Agreement, effective November 2, 2026, the Accenture Tower Loan bears interest at one-month Term SOFR plus 325 basis points and upon effectiveness of the Accenture Tower Loan Extension Option, the Accenture Tower Loan bears interest at one-month Term SOFR plus 300 basis points.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2026, the fair value of our fixed rate debt was $78.7 million and the outstanding principal balance of our fixed rate debt was $116.0 million. The fair value of our fixed rate debt was estimated based on the underlying value of the real estate property that was sold subsequent to September 30, 2026 at less than the outstanding mortgage debt pursuant to a discounted payoff agreement with the mortgage lender. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Discounted Payoff of The Almaden Mortgage Loan.”
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2026, we were exposed to market risks related to fluctuations in interest rates on $844.6 million of variable rate debt outstanding after giving consideration to the impact of interest rate swap agreements on approximately $0.2 billion of our variable rate debt. As of November 1, 2026, all of our interest rate swap agreements had expired. Based on interest rates as of September 30, 2026, and with the consideration of the expiration of our remaining interest rate swap agreements, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2027, interest expense on our variable rate debt would increase or decrease by $10.4 million.
The interest rate and weighted-average effective interest rate of our fixed rate debt and variable rate debt as of September 30, 2026 were 7.5% and 6.8%, respectively. The weighted-average effective interest rate represents the actual interest rate in effect as of September 30, 2026 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2026 where applicable.
Given the challenges affecting the U.S. commercial real estate industry and the challenging interest rate environment, in order to refinance or extend loans, our lenders have required higher interest rate spreads compared to the terms in the loans that have been refinanced or extended. As of November 1, 2026, all of our interest rate swap agreements had expired. As a result, we expect interest expense and our weighted-average effective interest rate to increase in the future which will further impact our liquidity position and ongoing cash flows. For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook – Real Estate and Real Estate Finance Markets” and the risks discussed in Part I, Item 1A of our 2025 Annual Report.

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
As of September 30, 2026, we held 237,426,088 units of the SREIT which represented 16.5% of the outstanding units of the SREIT as of that date. As of September 30, 2026, the aggregate value of our investment in the units of the SREIT was $27.5 million, which was based solely on the closing price of the SREIT units on the SGX-ST of $0.116 per unit as of September 30, 2026, and did not take into account any potential discount for the holding period risk due to the quantity of units held by us relative to the normal level of trading volume in the units. This is a decrease of $0.764 per unit from our initial acquisition of the SREIT units at $0.880 per unit on July 19, 2019. Due to the disruptions in the financial markets, since early March 2020, the trading price of the common units of the SREIT has experienced substantial volatility. The trading price of the common units of the SREIT has been significantly impacted by the market sentiment for stock with significant investment in U.S. commercial office buildings. Based solely on the closing price per unit of the SREIT units as of September 30, 2026, if prices were to increase or decrease by 10%, our net income would increase or decrease by approximately $2.8 million.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable.
c).Due to certain restrictions and covenants included in our loan agreements as a result of refinancing certain of our debt facilities, we do not expect to redeem any shares of common stock until certain loans are repaid or refinanced. One of the loans with these restrictions has a current maturity of January 2027 but may be extended subject to the terms and conditions of the loan agreement. As a result, on March 15, 2024, our board of directors terminated our share redemption program. We did not redeem or repurchase any shares of our common stock during the nine months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a).None.
(b).Not applicable.
(c).During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Advisory Agreement Second Renewal Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 27, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 1, 2026

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

KBS REAL ESTATE INVESTMENT TRUST III, INC.

Date:	November 12, 2026	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 12, 2026	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)